Form 10KSB
period 1996-12-31
ALBARA CORP
filed 1999-06-10
CIK 831669

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For  the  Fiscal  Year  Ended  December  31,  1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-20786

                               ALBARA CORPORATION
             (Exact name of registrant as specified in its charter)

                  Colorado                        84-1076959
     (State  or  other  jurisdiction  of        (I.R.S.  Employer
     incorporation  or  organization)          Identification  No.)

     610  South  Frazier
     Conroe,  Texas,  77301                               (409)  539-2992
     (Address  of  principal  executive offices)     (Issuer's Telephone Number)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes             No     X            (2)  Yes     X         No
          ------         --------                  --------         -------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.   [   ]

State issuer's revenues for its most recent fiscal year: December 31, 1998 - $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of a specified date within the past 60 days: $120,000 based on 1,003,483 shares held by non-affiliates and a price of $0.12 per share, which is the average of the bid and ask price listed on the Bulletin Board for a share of stock on May 16, 1999. As of May 16, 1999, 1,461,503 shares of common stock, no par value, were outstanding.

Documents incorporated by reference: A description of "Documents Incorporated by Reference" is contained in Item 13 of this report.

                                TABLE OF CONTENTS


PART  I
-------
     ITEM  1.     DESCRIPTION  OF  BUSINESS
     ITEM  2.     DESCRIPTION  OF  PROPERTIES
     ITEM  3.     LEGAL  PROCEEDINGS
     ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF
                  SECURITY  HOLDERS

PART  II
--------
     ITEM  5.     MARKET  FOR  COMMON  EQUITY
                  AND  RELATED  STOCKHOLDER  MATTERS
     ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
     ITEM  7.     FINANCIAL  STATEMENTS
     ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS
                  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
                  FINANCIAL  DISCLOSURES

PART  III
---------
     ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
     ITEM  10.    EXECUTIVE  COMPENSATION
     ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN
                  BENEFICIAL  OWNERS  AND  MANAGEMENT
     ITEM  12.    CERTAIN  RELATIONSHIPS  AND
                  RELATED  TRANSACTIONS

PART  IV
--------
     ITEM  13.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

                                     PART I
                                     ------

                         ITEM 1. DESCRIPTION OF BUSINESS
                         -------------------------------


                               Albara Corporation
                               ------------------


     Albara Corporation is a Colorado corporation organized in January, 1988. In 1995 and in 1996, Albara Corporation, through its operating subsidiaries, Micro Business Solutions, Inc., d/b/a "Hardware That Fits", and Software Technologies, Inc., d/b/a "Helix Technologies", marketed laser printer consumables and developed, published and marketed software for the Apple
Macintosh microcomputer (the "Macintosh") which is manufactured by Apple Computer, Inc. ("Apple"). Marketing of its products was performed via direct response marketing, authorized dealers and value-added resellers. Direct response marketing is a segment of the retail business where sales are solicited via advertising and direct mailings supplemented by telephone communications with little or no face-to-face contact between the seller and the buyer.

     During the 1994 through 1997 period, the Company's marketing was directed to users of the Macintosh. The Company's sales were made primarily to domestic customers and were generated principally through direct response mail campaigns. The Company sold to individuals, businesses of all sizes, governmental entities and academic institutions.

     In December 1997, due to diminishing sales, the Company sold its Helix technology to an independent third party, The Chip Merchant, and discontinued all of its remaining operations. The Company sold its Helix technology along with related trademarks and for the sum of $120,000. On December 31, 1997, the Company disposed of its two operating subsidiaries to the President of the Company, Mr. Real Provencher. The transaction was a non-cash transaction resulting in transferring $245,000 in assets and $334,000 in liabilities to Mr. Provencher for a net increase to the Company's stockholder equity of $89,000, the amount by which such liabilities exceeded such assets. In addition, in early January 1998, one of the Company's former operating subsidiaries now owned by Mr. Provencher paid the Company $120,000 from the proceeds of the sale of Helix technology in satisfaction of its outstanding liability to the Company.
Since January 1998, the Company has been a development stage company and no longer has operations of any kind.

                               Hardware That Fits
                               ------------------

General  Information
--------------------

     In 1996 and 1997, Micro Business Solutions, Inc. operated under the licensed trade name "Hardware That Fits" and sold consumables (i.e., toner and developer) for RealTech laser printers through the direct response market to consumers. The operations of Hardware That Fits were discontinued on December, 31, 1997, due diminishing sales and the subsidiary was disposed of at that time as described above.


Reorganization  of  Hardware  That  Fits
----------------------------------------

     On August 25, 1993, due to an ongoing dispute with Dataproducts Corporation ("Dataproducts"), Hardware That Fits filed a voluntary Chapter 11 petition seeking protection under the U.S. Bankruptcy Laws via an ongoing business reorganization. The petition was filed in the United States Bankruptcy Court for the Southern District of Texas and was identified by case number 93-46428-H2-11. The bankruptcy filing did not affect either the Company or it's other operating subsidiary, Helix Technologies, which continued to operate outside of bankruptcy.

     On June 3, 1994, Hardware That Fits submitted an amended Plan of Reorganization (the "Plan") to the Bankruptcy Court. Substantially all of the liabilities incurred prior to the petition filing date, August 25, 1993, were either discharged or were exchanged for 100,000 shares of common stock in the Company. On August 16, 1994, the Bankruptcy Court approved and confirmed the Plan. This action by the court resulted in Hardware That Fits' emergence from bankruptcy effective September 15, 1994.


Marketing
---------

     The reorganization of Hardware That Fits necessitated a substantially reduced marketing effort in 1994 and 1995. During 1992 and the first half of 1993, Hardware That Fits sold over 5,000 RealTech laser printers. Many of these printers were still in service in early 1996 and generated an ongoing demand for consumables and service. Marketing efforts in 1996 were confined to selling those established customers the printer consumables (i.e., toner and developer) they would need for their RealTech printers. By late 1996 and into 1997, very few of these printers were still in service resulting in little ongoing demand for consumables.

Competitors  to  Hardware  That  Fits
-------------------------------------

     Numerous competitors both large and small including office supply stores and large mailorder suppliers existed in competition to Hardware That Fits any of which have significantly greater capital resources than the Company.


                               Helix Technologies
                               ------------------


General  Information
--------------------

     Software Technologies, Inc., the Company's other operating subsidiary, operating under the trade name "Helix Technologies", developed, published and marketed proprietary computer software for the Macintosh. In March 1992, Helix Technologies acquired the Helix technology and other associated assets from Odesta Corporation. The Helix technology has been in development since 1982 and was introduced in 1984 as the first database product for use with the Macintosh. Helix Technologies marketed one product, Helix Express, using the Helix technology. Helix Express is a relational database development environment for the Macintosh. Utilizing Helix Express, database applications could be programmed ranging from simple applications such as a Christmas card list or recipe file list to complex fully integrated multi-user business applications.

     The Helix technology along with related trademarks and copyrights were sold to an independent third party, The Chip Merchant, in December, 1997. After the completion of that sale the subsidiary was disposed of as described above.


Marketing
---------

     Helix Technologies primarily relied on direct response mail campaigns targeted to existing customers of its products. The bulk of its revenues were generated from sales of Helix Express upgrades made to existing customers. In addition, Helix Technologies maintained business relationships with product distributors in Europe and Australia. All of its products sold to international distributors are, in turn, resold to local dealers in those countries. This form of distribution is widely utilized by companies that publish proprietary software.


Competitors  to  Helix  Technologies
------------------------------------

     Helix Technologies had several significant competitors in the Macintosh database field: Claris (a subsidiary of Apple), whose Filemaker Pro is the recognized market leader in terms of units sold, followed by Acius, with Fourth Dimension, and Microsoft with its Foxbase product.

     Employees
     ---------

     During  1998,  the  only  employees  of  the  Company  were  its  Officers.


                        ITEM 2. DESCRIPTION OF PROPERTIES
                        ---------------------------------


     The  principal  offices  of  the  Company are located at 610 South Frazier,
Conroe, Texas 77301. The Company purchased this property in December 1990. The property consists of an 0.84 acre tract of land improved with a warehouse and retail building containing approximately 19,800 square feet. The mortgage payable collateralized by this real estate has a principal balance of $208,445 at December 31, 1996, bears interest at 9% and is payable in monthly installments of about $4,750 through April, 2001. In the opinion of the Company's officers and directors (the "Management"), this property is adequately insured. The federal tax basis for this property is $740,437 based on cost plus improvements with a life of 31 years claimed utilizing straight line depreciation. The annual realty taxes total approximately $9,200.

     This property was sold in November, 1998. The Company currently occupies approximately 1,400 square feet on a month-to-month basis at this same location. No other offices are maintained by the Company. The Company does not own or lease any other real property and has no intention of doing so in the foreseeable future.


                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------


     Suit was filed by The Chip Merchant against the Company, the Company's President, Mr. Provencher, and the Company's former subsidiary, Software Technologies, Inc., in September, 1998, in the 359th District Court of Montgomery County, Texas, for unspecified damages alleging that certain items sold to The Chip Merchant in December, 1997, were never delivered. This lawsuit was withdrawn by The Chip Merchant in May, 1999.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------


     NONE.

                                     PART II
                                     -------


                  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
                  --------------------------------------------
                               STOCKHOLDER MATTERS
                               -------------------


     During the 1996 through 1998 period, the Company's common stock traded on the over-the-counter market and was quoted in the National Quotation Bureau, Inc.'s "Pink Sheets" and "Bulletin Board". The range of high and low bid quotations for the Common Stock for the two most recently completed fiscal years and the current fiscal year are provided below. The volume of trading in the Company's Common Stock has been limited and the bid prices as reported may not be indicative of the value of the Common Stock or of the existence of an active trading market. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

1997 Fiscal Year  High Bid  Low Bid
----------------  --------  -------
First Quarter     $   0.18  $0.09
Second Quarter    $   0.18  $0.09
Third Quarter     $   0.18  $0.09
Fourth Quarter    $   0.09  $0.01

1998 Fiscal Year
----------------
First Quarter     $   0.01  $0.01
Second Quarter    $   0.01  $0.01
Third Quarter     $   0.01  $0.01
Fourth Quarter    $   0.05  $0.04

1999 Fiscal Year
----------------
First Quarter     $   0.09  $0.04


     On May 16, 1999, the reported bid for the Company's Common Stock was $0.10. The number of record holders of the Company's Common Stock on May 16, 1999, was 183.

     The Company has never paid dividends with respect to the Common Stock and currently does not have any plans to pay cash dividends in the future. There are no contractual restrictions on the Company's present or future ability to pay dividends. Future dividend policy is subject to the discretion of the Board of Directors and is dependent upon a number of factors, including future earnings, capital requirements and the financial condition of the Company. The payment of future dividends will also be restricted to the extent of $20,000 in liquidation preference inuring to the benefit of the holders of the Company's Series F Preferred Stock. The Colorado Corporation Code provides that a corporation may not pay dividends if the payment would reduce the remaining net assets of the corporation below the corporation's stated capital plus amounts constituting a liquidation preference to other security holders.


                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------


     The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this Form 10-KSB. The operations discussed below were discontinued in December, 1997, and the subsidiaries conducting these operations were disposed of at that time. The Company has not conducted business operations of any kind since the disposition of these operating subsidiaries. The following discussion covers operations as conducted in 1996 and 1995, but they do not in anyway represent current operations of the Company nor should they be assumed indicative of the future prospects of the Company. Since December 31, 1997, the Company has been a development stage company with no operations.


1996  Compared  to  1995:  Results  of  Operations
------------------------   -----------------------

     Revenues: Total revenues for the year ended December 31, 1996, decreased $473,000 from $1,620,000 to $1,147,000, a 29% decrease compared to 1995.
Hardware That Fits serviced customers that purchased RealTech Laser Printers in 1991 and 1992. The decrease in revenues is primarily due to an erosion of this customer base as these printers are retired or replaced. Helix Technologies' revenues also decreased when compared to 1995 due to an erosion of their existing customer base.

     Gross profit: Gross profit for the year ended December 31, 1996, decreased $409,000, from $1,417,000 to $1,008,000, a decrease of 29% compared to 1995. The gross profit margin (i.e. gross profit as a percentage of revenues) for the year ended December 31, 1996, when compared to 1995, remained at about the same level of 88%.

     General and administrative expenses: General and administrative expenses for the year ended December 31, 1996, increased $9,000, from $1,395,000 to $1,404,000, a 1% increase compared to 1995. Hardware That Fits reduced personnel costs substantially from 1995 to 1996 as its work force was reduced from four full-time employees in the first quarter of 1995 to two in the first quarter of 1996. Other expenses were reduced primarily due to the lower business volume, and smaller employee base. Helix Technologies reduced its work force from 12 employees in the first quarter of 1995 to 10 employees in the first quarter of 1996, thereby reducing its personnel expenses accordingly. A series of direct mail campaigns to potential new customers was tested in the first half of 1996 resulting in an increase in marketing related expenditures. In the third quarter, an increase in marketing related expenditures occurred as a result of out sourcing certain tasks which had been performed within the Company in 1995. Furthermore, a substantial increase in amortization expense was charged to operations as estimates of future expected revenues from capitalized Product Master Development Cost were reduced.

Net Income/Loss: Net loss for the year ended December 31, 1996, was $302,000 as compared to net income of $132,000 in 1995.


Liquidity  and  Capital  Resources
----------------------------------

     Since inception, the Company has suffered from limited availability of working capital. Bank lines of credit have been limited and in some instances have required the personal guaranty of the Company's President, Mr. Provencher. The Company has relied on a variety of sources to expand its business operations, including the issuance of Common Stock and Preferred Stock, trade credit agreements, "floor plan" credit arrangements for the purchase of inventory, and the acquisition of property and equipment using a combination of cash, preferred stock and a mortgage payable over ten years. During the period 1996 through 1998, the Company has not had access to any external sources of working capital and has relied on the sale of assets to provide its limited working capital. The balance of working capital requirements have been met by internally generated cash flows.

     In July 1992, Hardware That Fits and Helix Technologies entered into two separate telephone system lease agreements. The leases entered into by Hardware That Fits and Helix Technologies are presented in the accompanying financial statements as capital leases and had an outstanding balance at December 31, 1996, of approximately $54,000. Although Helix Technologies did fulfill its lease obligation and eventually exercised its purchase option in 1996, Hardware That Fits made no payments on its capital lease in 1996. In 1997 Hardware That Fits reached a settlement with the leasing company providing for a nominal payment in exchange for a full release of all liens by the leasing company.

     On April 16, 1993, the Company entered into a loan transaction with Barbara
A. Provencher, Secretary and Director of the Company. The Company borrowed $150,000 bearing interest at prime rate plus 2% (i.e., 8% per annum in 1996). The Company agreed to make monthly principal and interest installment payments of $12,500 with a final payment of the remaining principal and interest due on October 15, 1993. The Company repaid this obligation in full in early 1999. At December 31, 1996, 1997 and 1998, the note payable had a balance of approximately $22,000, $29,000 and $3,000, respectively.

     On December 31, 1997, the Company sold its Helix technology along with related trademarks and copyrights to an independent third party, The Chip Merchant for the sum of $120,000. After the completion of that sale the subsidiary was disposed of. The cash from the sale of Helix technology was paid to the Company in early January, 1998 (see below).

     On December 31, 1997, the Company disposed of its two operating subsidiaries to the President of the Company, Mr. Real Provencher. The transaction was a non-cash transaction resulting in transferring $245,000 in assets and $334,000 in liabilities to Mr. Provencher for a net increase to the Company's stockholder equity of $89,000. In addition, in early January 1998, one of the Company's former operating subsidiaries now owned by Mr. Provencher, paid the Company $120,000 from the proceeds of the sale of Helix technology in satisfaction of its outstanding liability to the Company.

     In November 1998, the Company sold its land and building for the sum of $401,000 net of certain selling expenses. After repayment of the outstanding mortgage balance and taxes of $177,000, this transaction provided the Company $216,000 of cash.

     As of December 31, 1996, 1997 and 1998, the Company had net tax loss carryforwards of approximately $281,000, $194,000 and $528,000 respectively which begin to expire in 2008. (See Note D in the Financial Statements and related notes included elsewhere in this Form 10-KSB for additional information about the Company's tax position).


Plan  of  Operation
-------------------

     The  Company  does  not  currently  have  any  external  sources of working capital. Management has not entered into any commitments for research and development or for capital expenditures. However, the limited working capital availability of the company will suffice to cover general and administrative expenses excluding salaries for its officers for approximately one year. No additional employees are expected in the foreseeable future.

     While the Company has not engaged in any business activities since December 1997, Management believes that it may be possible to recover some value for the stockholders by restructuring the Company to effect a business combination transaction with a suitable privately-held company that has both business history and operating assets.

Management believes the Company will offer owners of a suitable privately-held company the opportunity to acquire a controlling interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering. Nevertheless, Management is not aware of any empirical statistical data that would independently confirm or quantify Management's beliefs concerning the perceived value of a merger or acquisition transaction for the owners of a suitable privately-held company. The owners of any existing business selected for a business combination with the Company will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing a Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with any future reporting under the Securities Act.

     The Company expects to initiate a search for a suitable privately-held company in 1999. If successful, this type of business combination is often referred to as a "blind pool" because stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Company, or to approve or disprove the terms of any business combination transaction that may be negotiated by Management on behalf of the Company. Consequently, the Company's potential success will be heavily dependent on the efforts and abilities of its officers and directors, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Management has had limited experience in effecting these type of business combinations. Although Management believes the Company will be able to enter into a business combination within 12 months, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.

     Management anticipates that the selection of a business opportunity for the Company will be complex and extremely risky, because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital. Management believes there are numerous privately-held companies seeking the perceived benefits of a publicly traded corporation. Such perceived benefits may include facilitating debt financing or improving the terms on which additional equity may be sought, providing liquidity for the principals of the business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all stockholders and other factors.

     Potential opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Management anticipates that the Company will be able to participate in only one business venture. This lack of diversification should be considered a substantial inherent risk because it will not permit the Company to offset potential losses from one venture against gains from another. Moreover, due to the Company's lack of any meaningful financial, managerial or other resources, Management believes the Company will not be viewed as a suitable business combination partner for either developing companies or established businesses that are in need of substantial additional capital.


Acquisition  Opportunities
--------------------------

     In implementing a particular business combination transaction, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that the present stockholders of the Company will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of the Company's officers and directors will ordinarily resign and be replaced by new officers and directors without vote of the stockholders. Management does not intend to obtain the approval of the stockholders prior to consummating any acquisition other than a statutory merger that requires a stockholder vote.

     It is anticipated that any securities issued in a business combination transaction will be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of a business combination, the Company may agree to register such securities either at the time the transaction is consummated or at some specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368 or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event the stockholders of the Company would retain less than 20% of the combined companies, which could result in significant dilution in the equity of such stockholders. The Company intends to structure any business combination transaction in such manner as to minimize federal and state tax consequences to the Company and any target company.

     As part of the Company's investigation of potential business opportunities, Management may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited resources and Management's limited expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, and the relative negotiating strength of the Company and such other management.

     With respect to any business combination negotiations, Management will ordinarily focus on the percentage of the Company which target company stockholders would acquire in exchange for their ownership interest in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's current stockholders will in all likelihood only own a small minority interest in the combined companies upon completion of the business combination transaction. Any business combination effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's current stockholders.

     Upon completion of a business combination transaction, there can be no assurance that the combined companies will have sufficient funds to undertake any significant development, marketing and manufacturing activities. Accordingly, the combined companies may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the combined companies might be required to issue a substantial equity position. There is no assurance that the combined companies will be able to obtain additional financing on terms acceptable to the combined companies.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

                      ITEM 7. INDEX TO FINANCIAL STATEMENTS

                                                         PAGE
Independent Auditors' Report                             F-2

Consolidated Balance Sheet as of December 31, 1996       F-3

Consolidated Statements of Operations for the
  years ended December 31, 1996 and 1995                 F-5

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended December 31, 1996 and 1995  F-7

Consolidated Statements of Cash Flows for the
  years ended December 31, 1996 and 1995                 F-9

Notes to Consolidated Financial Statements               F-11

                          INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors
and  Stockholders  of
Albara  Corporation

We have audited the accompanying consolidated balance sheet of Albara Corporation as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and of cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albara Corporation as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.





                                     Thomas  Leger  &  Co.  L.L.P.


Houston,  Texas
March  3,  1999

                               ALBARA CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                                ALBARA CORPORATION
                            CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31, 1996
                         ------------------------------


                         ASSETS

                                                          1996
                                                       ----------
CURRENT ASSETS
  Cash                                                 $   28,626
  Accounts receivable, net of allowance for
    doubtful accounts of $8,272                            25,305
  Inventory                                                37,232
                                                       ----------

  Total current assets                                     91,163
                                                       ----------

OTHER ASSETS
  Product master development costs, net of accumulated
    amortization of $791,726                              343,304
  Deposits                                                  3,933
                                                       ----------

  Total other assets                                      347,237
                                                       ----------

PROPERTY, PLANT AND EQUIPMENT (NOTE B)
  Land                                                     52,900
  Building                                                740,437
  Furniture and fixtures                                  480,150
                                                       ----------

  Total property and equipment                          1,273,487
                                                       ----------

  Less accumulated depreciation                           715,987
                                                       ----------

  Property and equipment, net                             557,500
                                                       ----------

TOTAL ASSETS                                           $  995,900
                                                       ----------


                     The accompanying notes are an integral
                       part of these financial statements.

                         ALBARA CORPORATION
                     CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1996
                     --------------------------


           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         1996
                                                     ------------
CURRENT LIABILITIES
  Accounts payable                                   $   154,305
  Accrued expenses                                       119,781
  Notes payable to stockholder/director (Note B)          22,035
  Current maturities of long-term debt (Note B)           85,298
                                                     ------------

  Total current liabilities                              381,419
                                                     ------------

LONG-TERM DEBT, net of current maturities
  (Note B)                                               205,258
                                                     ------------

  Total liabilities                                      586,677
                                                     ------------

STOCKHOLDERS' EQUITY (Note C)
  Preferred stock, convertible no par value                    -
  Series C, 185 shares authorized and issued                   -
  Series F, 250 shares authorized, 195 shares issued      14,625
  Common stock, no par value, 6,666,667 shares
  authorized, 1,461,503 shares issued                  3,825,048

  Accumulated deficit                                 (3,430,450)
                                                     ------------

  Total stockholders' equity                             409,223
                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   995,900
                                                     ------------


                     The accompanying notes are an integral
                       part of these financial statements.

                                ALBARA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------


                                                    1996         1995
                                                 -----------  -----------
REVENUES                                         $1,146,750   $1,619,796

COST OF SALES                                       138,778      202,456
                                                 -----------  -----------

GROSS PROFIT                                      1,007,972    1,417,340
                                                 -----------  -----------

GENERAL AND ADMINISTRATIVE EXPENSES
  Marketing and advertising                         124,869       62,893
  Personnel                                         554,353      700,345
  Delivery, net of amounts collected                 10,957       29,288
  Depreciation and amortization                     445,542      272,035
  Other (Note G)                                    268,759      330,857
                                                 -----------  -----------

  Total general and administrative expenses       1,404,480    1,395,418
                                                 -----------  -----------

INCOME (LOSS) FROM OPERATIONS                      (396,508)      21,922
                                                 -----------  -----------

OTHER INCOME (EXPENSE)
  Interest expense                                  (22,430)     (29,644)
  Other (Note I)                                    108,252       62,212
                                                 -----------  -----------

  Total other income (expense)                       85,822       32,568
                                                 -----------  -----------

NET INCOME (LOSS) BEFORE REORGANIZATION ITEMS,
   FEDERAL INCOME TAX BENEFIT                      (310,686)      54,490
                                                 -----------  -----------

REORGANIZATION GAIN (EXPENSE)
  Professional fee                                   (1,658)     (49,482)
  Other expenses                                          -       (3,585)
  Gain from collection of preference claims           9,971      130,484
                                                 -----------  -----------

  Total reorganization gain                           8,313       77,417
                                                 -----------  -----------

NET INCOME (LOSS)                                  (302,373)     131,902

FEDERAL INCOME TAX (Note D)                               -            -
                                                 -----------  -----------

NET INCOME (LOSS)                                $ (302,373)  $  131,902
                                                 -----------  -----------


                     The accompanying notes are an integral
                       part of these financial statements.

                                ALBARA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 -----------------------------------------------


                                            1996         1995
                                         -----------  ----------
INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE (NOTE C)

  Primary                                $   (0.204)  $    0.090
                                         -----------  ----------

  Fully diluted                          $   (0.204)  $    0.090
                                         -----------  ----------

AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING

  Primary                                 1,478,503    1,471,244

  Fully diluted                           1,478,503    1,471,244


                     The accompanying notes are an integral
                       part of these financial statements.

                                              ALBARA CORPORATION
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                        --------------------------------------------------------------


                                                                                      EARNINGS
                                                     COMMON STOCK        PREFERRED  (ACCUMULATED     TOTAL
                                           NOTES   SHARES      AMOUNT      STOCK       DEFICIT)      EQUITY
                                           -----  ---------  ----------  ----------  ------------  ----------
Consolidated Balance, December 31, 1994           1,357,336  $3,583,011  $ 255,837   $(3,259,979)  $ 578,869

Net consolidated income                                   -           -          -       131,902     131,902

Issuance of restricted common stock to
  officers/employees as a bonus                      27,500         825          -             -         825
                                                  ---------  ----------  ----------  ------------  ----------

Consolidated Balance, December 31, 1995           1,384,836   3,583,836    255,837    (3,128,077)    711,596

Net consolidated (loss)                                   -           -          -      (302,373)   (302,373)

Issuance of restricted common stock to
  officers / employees as a bonus                     7,500           -          -             -           -

Issuance of common stock in conversion
  of preferred stock                       C         69,167     241,212   (241,212)            -           -
                                                  ---------  ----------  ----------  ------------  ----------

Consolidated balance, December 31, 1996           1,461,503  $3,825,048     14,625   $(3,430,450)  $ 409,223
                                                  =========  ==========  ==========  ============  ==========


                     The accompanying notes are an integral
                       part of these financial statements.

                                     ALBARA CORPORATION
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
               -------------------------------------------------------------


                                      PREFERRED STOCK


                                         SERIES C          SERIES E             SERIES F
                                NOTE  SHARES  AMOUNT   SHARES     AMOUNT    SHARES    AMOUNT
                                ----  ------  -------  -------  ----------  -------  --------
Consolidated Balance,
  December 31, 1994 and 1995    C        185  $     -      50   $ 239,337      220   $16,500

Cancellation of Series E and
  issuance of common stock         -       -        -     (50)   (239,337)       -         -

Cancellation of Series F and
  issuance of common stock         -       -        -       -           -      (25)   (1,875)
                                      ------  -------  -------  ----------  -------  --------

Consolidated balance,
  December 31, 1996             C        185  $     -       -   $       -      195   $14,625
                                      ------  -------  -------  ----------  -------  --------


                     The accompanying notes are an integral
                       part of these financial statements.

                               ALBARA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------


                                                           1996        1995
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                     $(302,373)  $ 131,902
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                         445,542     272,035
    Write-off of equipment                                      -       9,757
    Gain on sale of investment                                  -     (36,893)
    Common stock issued                                         -         825
    Changes in operating working capital                  (44,764)   (222,270)
                                                        ----------  ----------

    Total adjustments                                     400,778      23,454
                                                        ----------  ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  98,405     155,356
                                                        ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Addition to property and equipment                     (3,097)    (19,460)
    Product master development costs                     (150,570)   (112,189)
    Other                                                  (2,191)       (439)
    Proceeds from sale of investment                            -     111,893
    Purchase of certificate of deposit                          -      (5,000)
                                                        ----------  ----------

NET CASH USED IN INVESTING ACTIVITIES                    (155,858)    (25,195)
                                                        ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from certificate of deposit                    5,000           -
    Proceeds from short-term and long-term borrowings       4,869      13,396
    Repayments of short-term and long-term debt           (36,442)   (124,105)
                                                        ----------  ----------

NET CASH USED IN FINANCING ACTIVITIES                     (26,573)   (110,709)
                                                        ----------  ----------

NET INCREASE (DECREASE) IN CASH DURING THE YEARS          (84,026)     19,452

    Cash beginning of year                                112,652      93,200
                                                        ----------  ----------

    Cash end of year                                    $  28,626   $ 112,652
                                                        ----------  ----------


                     The accompanying notes are an integral
                       part of these financial statements.

                                ALBARA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------


                                                           1996        1995
                                                         ---------  ----------
INCREASE (DECREASE) IN CASH FLOW FROM CHANGES
 IN OPERATING WORKING CAPITAL
  Accounts receivable                                    $ 86,939   $ (36,288)
  Prepaid expenses                                              -       4,176
  Inventory                                               (24,445)      7,622
  Accounts payable                                        (14,082)   (106,069)
  Accrued expenses                                        (93,176)    (91,711)
                                                         ---------  ----------

CHANGES IN OPERATING WORKING CAPITAL                     $(44,764)  $(222,270)
                                                         =========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during period for interest                   $ 20,562   $  29,644

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES

  Common stock issued to officer/employee of subsidiary
   as a bonus                                            $      -   $     825
  Revision of accrued expenses                           $108,252   $       -

SUPPLEMENTAL SCHEDULE OF NET CASH USED BY
 REORGANIZATION ITEMS

  Professional fees paid for services rendered in
   connection with Chapter 11 reorganization             $  1,658   $  49,482
  Gain from collection of preference claims                (9,971)   (130,484)
  Other                                                         -       3,585
                                                         ---------  ----------

                                                         $ (8,313)  $ (77,417)
                                                         =========  ==========


                     The accompanying notes are an integral
                       part of these financial statements.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

NOTE  A  -  NATURE  OF  BUSINESS  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY  AND  NATURE  OF  BUSINESS
----------------------------------

Albara Corporation and its operating subsidiaries (collectively, the Company) markets laser printer consumables and develops, publishes and markets software for the Apple Macintosh microcomputer (the Macintosh), which is manufactured by Apple Computer, Inc. The laser printer consumables and software are sold via direct response marketing, authorized dealers and value added resellers. The Company has two operating subsidiaries, Micro Business Solutions, Inc. (MBSI) and Software Technologies, Inc. (STI). MBSI does business and advertises under the trade name "Hardware That Fits". STI develops, and publishes database software for use in the Macintosh, and advertises under the trade name "Helix Technologies." The subsidiaries were disposed of on December 31, 1997.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The  consolidated  financial  statements  include  the  accounts of the Company.
Significant intercompany accounts and transactions have been eliminated. Certain 1995 amounts have been reclassified to permit comparison to 1996.

USE  OF  ESTIMATES
------------------

The presentation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimated.

INVENTORY
---------

Inventory is stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

PRODUCT  MASTER  DEVELOPMENT  COSTS
-----------------------------------

Costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The annual amortization is the greater of the amounts determined from the following methods: the ratio of current gross revenue to current and future gross revenue; and the straight-line method over the products' remaining estimated useful lives. Amortization expense is recorded in depreciation and amortization in the accompanying financial statements.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

PROPERTY  AND  EQUIPMENT
------------------------

Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over lives ranging from 5 to 31 years. Expenditures for major acquisitions and improvements are capitalized while expenditures for maintenance and repairs are charged to operations. The cost of assets sold or retired and any related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. All remaining property was disposed of in 1998.

INCOME  TAXES
-------------

The Company has adopted SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

See  Note  D  for  additional  information  about  the  Company's  tax position.

REVENUE  RECOGNITION
--------------------

Revenue is recognized when the product is shipped to the customer. The Company has no significant remaining obligations to its customers following the date of shipment. Refunds are allowed on some items within thirty days of the shipment date of the product, and the revenue amounts presented in the accompanying consolidated financial statements are net of all refunds made during the period.

CONCENTRATIONS  OF  CREDIT  RISK
--------------------------------

The Company maintains its cash accounts in several banks located in the Houston, Texas and Chicago, Illinois metropolitan areas. The cash balances are insured by the FDIC up to $100,000 at each bank. At December 31, 1996 the Company did not have any deposits in excess of $100,000 in a bank.

The Company sold its products to businesses and individuals throughout the United States, Europe and Australia. Sales are made using major credit cards, or through the extension of credit to the Company's most credit-worthy customers. The Company maintains adequate reserves for potential credit losses, and such losses, which have been minimal, have been within Management's estimates.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

NOTE  A -     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
CONTINUED

STATEMENTS  OF  CASH  FLOWS
---------------------------

The Company considers all cash investments with maturities of three months or less to be cash equivalents.

NOTE  B  -  NOTES  PAYABLE  AND  LONG-TERM  DEBT

Notes payable to stockholder/director in the amount of $22,035 at December 31, 1996 is the balance due on a note in the original amount of $150,000 due on demand payable at $12,500 per month including interest at a local bank's prime plus 2%. If payment was not demanded the maturity date was October, 1993, which was extended to April, 1994. The note calls for accelerated payments and additional interest if the note is in default. Interest has been accrued at the rate of 8% for the year 1996. Payments were not made on the note during 1996. Payments were made in 1998.

Long-term  debt  at  December  31,  1996  consists  of  the  following:

Mortgage payable(1)                    $208,445
Capital lease obligation (see Note E)    54,096
Notes payable to vendor (2)              28,015
                                       --------

   Total                                290,556

   Less current maturities               85,298
                                       --------

   Long-term debt                      $205,258
                                       ========

(1) The mortgage payable is collateralized by real estate, bears interest at 9% and is payable in monthly installments of about $4,750 through April, 2001. The Company entered into an agreement during 1996 to pay interest only.

(2) Notes payable in the original amount of $35,000 with interest to a vendor resulting from the Plan of Reorganization of the bankruptcy discussed in Note H.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

NOTE  B  -  NOTES  PAYABLE  AND  LONG-TERM  DEBT  CONTINUED

The Company is not making payments on the capital lease obligation and note payable to vendor. All past due payments have been included is current maturities of long-term debt.

Aggregate annual maturities of the long-term debt described above for each of the next five years is as follows:

          1997     $     3,187
          1998         205,258
                   -----------

                   $   208,445
                   ===========

NOTE  C  -  CAPITAL  STRUCTURE

The Company is authorized to issue any class of stock, including 6,666,667 of Common Stock, no par value, and up to 10,000,000 shares of preferred stock, no par value, in one or more series. In establishing a preferred stock series, the Board of Directors shall assign it a distinctive designation so as to distinguish it from the shares of all other series and classes, shall fix the number of shares in each series, and the preferences, rights and restrictions thereof.

The Company has issued six series of preferred stock, designated sequentially as Series A through Series F. All shares of Series A, Series B, Series D, and Series E Preferred Stock that were issued have been redeemed and canceled by the Company and are no longer outstanding. The following is a description of the relative rights and privileges of the series of Preferred Stock that were outstanding on December 31, 1996.

SERIES  C  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

The holder of 185 shares of Series C convertible preferred stock (Real Provencher) has the right to 6,407 votes per share. The 185 shares of Series C convertible preferred stock is convertible into approximately 1,185,000 of the Company 's common stock at the option of the holder upon occurrence of certain events including change in control of the Company. The Company has reserved approximately 1,185,000 shares of its common stock for the possible conversion.

SERIES  E  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

Series E Convertible Preferred Stock was converted to 66,667 shares of the Company's common stock during 1996.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

NOTE  C  -  CAPITAL  STRUCTURE  CONTINUED

SERIES  F  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

Under the terms of a private placement debt agreement, the Company issued 220 shares of Series F convertible preferred stock. The preferred stock was ascribed a $16,500 value and considered a debt issue cost and has been amortized to operations. The special rights of the Series F preferred stock are:

- Holders are entitled to receive dividends on a pro rata basis with holders of the Company's common stock.

- Holders are entitled to a preference of $100 per share on any liquidation of the Company, and shall share pro rata with the holders of the Company's common stock in any remaining amounts distributed.

- Holders have the option to convert each share into 100 shares of the Company's common stock after August 31, 1993.

In  1996,  25  shares  of  Series  F  were  redeemed.

INCENTIVE  STOCK  OPTION  PLAN  AND  COMMON  STOCK  WARRANTS
------------------------------------------------------------

STOCK  OPTIONS - The Company has 132,500 shares of common stock subject to issue
--------------
under its Incentive Stock Option Plan with an exercise price of $.50 at December 31, 1996. All options expired during 1997.

STOCK WARRANTS - The Company has granted an aggregate of 40,018 shares of its no
--------------
par value common stock to be issued upon exercise of warrants issued as compensation for services to non-employee directors, and for other matters described below. See Note F for description of the stock warrants issued to the non-employee directors.

See  Note  F  for  reissuance  of  certain warrant and issuance of new warrants.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

NOTE  C  -  CAPITAL  STRUCTURE  CONTINUED

Following is a summary of the stock warrants activity for the year ended December 31, 1996.

                                        1996
                                    ------------
Outstanding at beginning of period        58,352

Cancelled                                 18,334
                                    ------------

Outstanding at end of period              40,018
                                    ============

Exercisable                               35,018
                                    ============

Price range per share               $.50 to 3.60
                                    ============

The Company applies the Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option and warrants. Accordingly, no compensation cost has been recognized for the stock option agreements. All stock options granted during 1996 expired in 1996. If any had been outstanding at year end, compensation cost would have been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, and pro forma information presented.

NET  INCOME  (LOSS)  PER  SHARE
-------------------------------

Primary income (loss) per common and common equivalent share is computed by dividing income (loss) after taxes by the weighted average number of common and common equivalent shares outstanding during each year. The convertible preferred stock and stock warrants are common stock equivalents; however, only Series F preferred stock are considered in the computation since all other outstanding common stock equivalents are either anti-dilutive or have not met certain conditions. Fully diluted income (loss) per share is computed by dividing income (loss) after taxes by all potentially dilutive securities.

NOTE  D  -  FEDERAL  INCOME  TAXES

Because  of  tax  losses,  the  Company  did  not  pay  any  federal income tax.

Reconciliation of the statutory federal income tax with the income tax provision follows:

                                       1996       1995
                                    ----------  ---------
Income taxes computed at statutory
  rates                             $(102,807)  $ 44,848
Increase (decrease) in valuation
  allowance                           102,807    (44,848)
                                    ----------  ---------

Taxes on income                     $       -   $      -
                                    ==========  =========

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

NOTE  D  -  FEDERAL  INCOME  TAXES  CONTINUED

The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                     DECEMBER 31, 1996
                                    -------------------
Deferred tax liabilities:

  Product master development costs  $          116,726
  Tax over book depreciation                    68,860
                                    -------------------

  Total deferred tax liabilities               185,586
                                    -------------------

Deferred tax assets:

  Net operating loss carryforward              433,002
  Write-down of long-term assets               123,750
  Valuation allowance                         (371,166)
                                    -------------------

  Total deferred tax asset                    (185,586)
                                    -------------------

  Net deferred tax asset            $                -
                                    ===================

Deferred  income  tax  benefit  resulted  from  the  following  differences:

                                                   1996       1995
                                                 ---------  ---------

Product master development costs                 $(69,166)  $(22,802)
Depreciation                                          310     (9,474)
Bad debts                                               -      3,918
Utilization of (increase) in net operating loss   (33,951)    73,207
Valuation allowances                              102,807    (44,849)
                                                 ---------  ---------

Total deferred tax expense                       $      -   $      -
                                                 =========  =========

As of December 31, 1996, the Company has tax loss carryforwards of about $1,281,000 which, start expiring in 2007.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

NOTE  E  -  LEASE  AGREEMENTS

The Company leases one telephone system as well as other equipment and certain office facilities under lease obligations. The telephone system is presented in the accompanying financial statements as capital leases while other leases are presented as operating leases.

CAPITAL  LEASES  -  The  Company  made  no  payments  during  1996  and does not
---------------
anticipate  making  any  in  the  future.

     Current  portion  of  capital  lease  obligation          $      54,096
                                                               =============


Assets recorded under capital leases and the accumulated amortization thereon are set out below. The capitalized leases are included in the caption "furniture and fixtures" in the accompanying balance sheet.

     Capitalized  lease  amounts       $     100,000

     Accumulated  amortization               (86,000)
                                       --------------

     Net  capitalized  leases          $      14,000
                                       ==============


OPERATING  LEASES  -  Rent expense for the office facilities and equipment under
-----------------
operating leases referred to above amounted to about $41,000 and $49,000 for the years ended December 31, 1996 and 1995.

NOTE  F  -  RELATED  PARTY  TRANSACTIONS

Discussed below are related party transactions not included in other notes to the financial statements.

The Company has a license agreement with Mr. Provencher through July, 1999 covering the license of the trade names "Software That Fits" and "Software and Hardware That Fits". The license fee is paid to Mr. Provencher at the rate of $1,000 per month.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

NOTE  F  -  RELATED  PARTY  TRANSACTIONS  CONTINUED

As part of his compensation, Mr. Kenneth Shapiro, as a non-employee director, received two warrants in which he is fully vested to purchase 3,334 shares per warrant of the Company's common stock at a price of $3.60 per share. Each warrant has been issued for time in service for the years 1991 through 1993.
One warrant will expire each year in 1997 and 1998. Mr. Shapiro received in 1991, as additional compensation associated with a contemplated underwriting, a warrant to purchase 10,000 shares of common stock at the price of $3.60 per share. This warrant was exercisable immediately and expired on December 31, 1996 (see Note C).

As part of his compensation, Mr. Robert Vallis, as a non-employee director, has received various warrants. On January 30, 1995 all of Mr. Vallis' previous warrants were canceled and two warrants were issued to purchase 23,350 shares of the Company's common stock at a price of $.50 per share with a vesting date of January 30, 1995 and expiring in 2005. In addition, he received three warrants for 5,000 shares each to purchase the Company's common stock at $.50 per share. These warrants were issued for time in service as a non-employee director in each of the years 1995 through 1996. Each warrant will become fully vested on the last day of that calendar year, will become immediately exercisable on the first business day of the following year, and will expire ten years after becoming vested.

Mr. Vallis term as a director expired in 1996, as a result, all warrants which had been previously issued for future services expired.

NOTE  G  -  COMPOSITION  OF  CERTAIN  ACCOUNT  GROUPINGS

The  composition  of general and administrative expenses-other is set out below:

                         1996      1995
                       --------  --------
  Telephone costs      $ 36,000  $ 34,000
  Professional fees      21,000    50,000
  Bad debt expense            -     4,000
  Rent                   38,000    50,000
  Insurance              27,000    24,000
  Credit card expense    18,000    22,000
  Other                 128,759   146,857
                       --------  --------

                       $268,759  $330,857
                       ========  ========

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

NOTE  H  -  PROCEEDING  UNDER  CHAPTER  11

On August 25, 1993, a wholly-owned subsidiary, MBSI, (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of Texas.

On August 16, 1994 the Bankruptcy Court approved and confirmed a Plan of Reorganization ("Plan") which was submitted for consideration by MBSI on June 3, 1994. This action by the court resulted in MBSI's emergence from bankruptcy effective September 15, 1994. The Bankruptcy Court issued its Final Decree January 16, 1998.

NOTE  I  -  OTHER  INCOME

Other  income  consists  primarily  of  renegotiated  legal  fees.

                   ITEM 8. CHANGES IN AND DISAGREEMENTS  WITH
                   ------------------------------------------
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
               ---------------------------------------------------


     NONE.

                                    PART III
                                    --------


          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          ------------------------------------------------------------
           PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
           -----------------------------------------------------------


Executive  Officers  and  Directors
---------  --------  ---  ---------

        Name           Age  Position with the Company          Since
---------------------  ---  ---------------------------------  ---------
Barbara A. Provencher   41  Secretary and Director             Nov. 1988

Real Provencher         46  President, Chief Executive         Nov. 1988
                            Officer, Chief Financial Officer,
                            Director

     All directors of the Company will hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their successors are elected and shall have qualified, or until resignation or removal from office.


Summary  of  Experience  and  Responsibilities
----------------------------------------------

     Real  Provencher - Mr. Provencher has served as President, Chief Executive
     -----------------
Officer, Chief Financial Officer and Director of the Company since November 1988, of Hardware That Fits since August 1989 and of Helix Technologies since March 1992. In addition to his responsibilities as President, Mr. Provencher owns and operates a franchise called "The Alternative Board" specializing in small business consulting and CEO coaching. Mr. Provencher possesses a Master of Management Science degree from Stevens Institute of Technology, as well as Bachelor and Master degrees in Civil Engineering from Tufts University.

     Barbara  A.  Provencher  -  Ms. Provencher was elected as a director of the
     -----------------------
Company in November 1988 and has been employed as a sales manager by the Company's subsidiary, Hardware That Fits, from August 1989 through March, 1995. Since 1995, Ms. Provencher has owned and operated a privately held company called "Rolisher & Associates, Inc." which specializes in direct marketing of services to consumers on a national basis. Ms. Provencher is the wife of Mr. Provencher.

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934
------------------------------------------------------------------------------

     Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all
Section  16(a)  forms  they  file.

     Based solely upon review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that Mr. Provencher inadvertently failed to file a Form 4 with the Securities and Exchange Commission on a timely basis with respect to the conversion in October of 50 shares of Series E Convertible Preferred stock into 66,667 shares of Common Stock. A Form 4 regarding such transaction was filed by Mr. Provencher in May, 1999.


                         ITEM 10. EXECUTIVE COMPENSATION
                         -------------------------------

     The following tables set forth the compensation paid to the Chief Executive Officer of the Company and the President of the Company's subsidiary for fiscal years 1996, 1997, and 1998. There were no other executive officers of the Company that received in excess of $100,000 in cash compensation.

                                   Summary Compensation Table
                                   --------------------------

                                                                            Long-Term
                                                                           Compensation
                                                    Annual  Compensation     (Awards)
                                                 --------------------------  --------
Name and                                                    Other Annual(1)   Stock    All Other
Principal Position         Year         Salary     Bonus     Compensation    Options  Compensation
--------------------  ---------------  --------  ---------  ---------------  -------  ------------
Real Provencher                  1998  $120,000          0                -        0             -
   Chief Executive               1997   120,000          0                -        0             -
   Officer                       1996   120,000          0                -        0             -
Robert Shumate(2)                1996   106,000          0                -        0             -
   President, Helix
   Technologies

(1)  Excludes  perquisites and other benefits, unless the aggregate amount of such compensation is  the lessor of $50,000 or 10% of the total of annual salary and bonus reported for the named executive  officer.

(2)  Mr.  Shumate  resigned  from  the  Company  in  August,  1997.

License  Agreement
------------------

     In July 1989, the Company entered into a license agreement with Mr. Provencher, President of the Company, covering the license of the tradenames "Software That Fits", "Hardware That Fits" and "Software and Hardware That Fits" by the Company during a ten year period for the sum of $120,000 to be paid monthly at the rate of $1,000 per month. In 1996, and 1997, Mr. Provencher was paid $12,000 per year in connection with this license agreement. This cash license fee was in addition to the compensation shown above. This liability was retained by the Company's former subsidiary when it was disposed of on December 31, 1997. Therefore, no payment was made by the Company to Mr. Provencher in 1998 in connection with this obligation.


Accrued  and  unpaid  Compensation
----------------------------------

     At December 31, 1996, 1997 and 1998, the unpaid but accrued balance associated with salaries, bonus and vacation was approximately $51,000, $75,000 and $142,000 respectively.


Employment  Agreement
---------------------

     In July 1995, the Board of Directors approved a three year employment agreement (the "Employment Agreement") with Mr. Provencher to act as its President and Chief Executive Officer which includes a base salary of $120,000 per year. The Employment Agreement also provides Mr. Provencher with, among other items, an automobile allowance, disability insurance, life insurance and major medical insurance. Although this employment agreement has expired, the Company continues to operate as if the agreement had been extended indefinitely.

     As a condition to entering into the Employment Agreement, the Company agreed to revise the conversion provisions of the Preferred Convertible Series C stock that is exclusively held by Mr. Provencher. Each share of Series C stock is convertible into 6,407 shares of common stock of the Company at the option of the holder conditioned on: (a) the Company achieving certain profitability targets; or (b) the Company disposing of substantially all of its assets; or (c) a change of control of the Company. In return, Mr. Provencher agreed to forfeit all stock options which had been previously awarded to him by the Company (i.e., approximately 83,500).

Deferred  Compensation  Plan
----------------------------

     On July 1, 1995, the Company adopted a Deferred Compensation Plan. The purpose of the Plan is to provide a means by which certain key employees may elect to defer receipt of designated percentages or amounts of their compensation and to provide a means for certain other deferrals of compensation. The Plan is intended to be a plan which is unfunded within the meaning of Sections 201(2) and 301(a)(3) of the ERISA Act of 1974. In 1996, 1997 and 1998,
Mr. Provencher elected to defer $12,000 per year of the compensation shown above pursuant to this plan.


Incentive  Stock  Option  Plan
------------------------------

     On February 26, 1988, the Company adopted an Incentive Stock Option Plan (the "Plan"), under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan was further modified by vote of the Company's shareholders at the annual Company shareholder's meeting which was held on June 3, 1989. Pursuant to the modified Plan, options to purchase up to 166,667 shares of the Company's Common Stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the Common Stock on the date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding Common Stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to an employee who owns 10% or more of the Company's outstanding Common Stock).

None of the options granted under this plan have ever been exercised. Furthermore, all outstanding option grants under this plan expired in 1997.


Non-employee  Director  Compensation
------------------------------------

     One of the Company's directors in 1996, Mr. Robert Vallis, was not an employee of the Company. Mr. Vallis' term as a director expired in July, 1996.

     On January 30, 1995, as part of his compensation, Mr. Vallis was issued three warrants to purchase 15,000 shares in the aggregate of the Company's common stock at a price of $0.50 per share. These three warrants have been issued  for  time  in  service in each of three successive years: 1995, 1996 and
1997. Each such warrant became fully vested on the last day of its respective calendar year, became immediately exercisable on the first business day of the following year, and would expire ten years after becoming vested. Since Mr. Vallis' term as a director expired in July, 1996, warrants for service in 1997 were automatically terminated upon the completion of Mr. Vallis' term in 1996.

Indemnification  and  Limitation  of  Liability
-----------------------------------------------

     The Company's Articles of Incorporation include provisions which eliminate or limit the personal liability of the Company's directors except in situations when a director shall be liable for (i) a breach of Section 7-5-114 of the Colorado Corporation Code, including liability for improper dividends or distributions; (ii) a breach of loyalty; (iii) failure to act in good faith;
(iv) intentional misconduct or knowing violation of the law; or (v) obtaining an improper personal benefit. In addition, the Articles of Incorporation allow for the indemnification of any director or officer to the fullest extent permitted by the Colorado Corporation Code as in effect at the time of the conduct of such person.

     In addition to the general indemnification provisions discussed above, the Company's employment agreement with Mr. Provencher includes an indemnification provision in which the Company agrees to indemnify, defend and hold harmless Mr. Provencher against and in respect to any and all claims, actions, demands, judgments, losses, costs, expenses, liabilities and penalties connected, directly or indirectly with any personal guaranty entered into or executed by Mr. Provencher guaranteeing indebtedness or obligations of the Company or its subsidiaries.

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                -------------------------------------------------
                              OWNERS AND MANAGEMENT
                              ---------------------



     The following tables and footnotes set forth information, as of May 16, 1999, with respect to the beneficial ownership and voting control of the Company's equity securities by (i) all directors individually, (ii) all officers and directors as a group, (iii) each of the named executive officers and (iv) each person known by the Company to be a beneficial owner of more than five percent of any class of voting equity stock of the Company. The following shareholders have sole voting and investment power with respect to the shares, unless indicated otherwise.


Beneficial  Ownership
---------------------

                                               PREFERRED
                                                 STOCK
                            COMMON STOCK       Series C
                           ---------------  ---------------
Name and address             # of   % of     # of    % of
of beneficial owner(1)     shares   Class   shares   Class
-------------------------  -------  -------  ------  -------
Barbara A. Provencher (3)        0       0        0       0
610 South Frazier
Conroe, Texas 77301

Real Provencher (2)        458,020      31%     185  100%(a)
610 South Frazier
Conroe, Texas 77301

All Executive Officers     458,020    31%(a)    185  100%(a)
   and Directors as a
   Group  (2 persons)

Voting Control
---------------------------
                                                          Percent of Total Votes in
                             Number of Votes in Matters     Matters Submitted to
Name                          Submitted to Shareholders         Shareholders
---------------------------  ---------------------------  -------------------------
Real  Provencher                           1,643,315 (a)                        62%
Barbara A. Provencher                              0                             0

All Executive Officers and
   Directors as a Group                    1,643,315 (a)                        62%
     (2 persons)

(a) Each share of Series C Convertible Preferred Stock has the right to 6,407 votes, in all matters that come before the shareholders. Mr. Provencher is the owner of all of the issued and outstanding shares of Series C Convertible Preferred Stock.
(1) The Company currently has two series of Preferred Stock: Series C, and Series F Convertible Preferred Stock. The shares of Series F Convertible Preferred Stock do not have any voting rights. None of the issued and outstanding shares of Series F Convertible Preferred Stock are owned or beneficially held by a director, officer or person known by the Company to be a beneficial owner of more than five percent of any class of equity stock of the Company as of the date of this annual report.
(2) The amounts of Common Stock listed do not include shares of Common Stock to be received upon conversion of the Series C Convertible Preferred Stock. The terms and conditions of the Series C Convertible Preferred Stock is set forth in the Notes to Financials.
(3) Ms. Provencher owns, as community property, one half of the shares of stock set forth beside the name of her husband, Mr. Provencher, and may be deemed the beneficial owner of such shares.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------


     In July 1989, the Company entered into a license agreement with Mr. Provencher, President of the Company, covering the license of the tradenames "Software That Fits", "Hardware That Fits" and "Software and Hardware That Fits" by the Company during a ten year period for the sum of $120,000 to be paid monthly at the rate of $1,000 per month. In 1996, and 1997, Mr. Provencher was paid $12,000 per year in connection with this license agreement.

     On April 16, 1993, the Company entered into a loan transaction with Barbara
A. Provencher, Secretary and Director of the Company. The Company borrowed $150,000 bearing interest at prime rate plus 2% (i.e., 8% per annum in 1995). The Company agreed to make monthly principal and interest installment payments of $12,500 with a final payment of the remaining principal and interest due on October 15, 1993. The Company repaid this obligation in full in early 1999. At December 31, 1996, 1997 and 1998, the note payable had a balance of approximately $22,000, $29,000 and $3,000.

     On December 31, 1997, the Company disposed of its two operating subsidiaries to the President of the Company, Mr. Real Provencher. The transaction was a non-cash transaction resulting in transferring $245,000 in assets and $334,000 in liabilities to Mr. Provencher for a net increase to the Company's stockholder equity of $89,000, the amount by which such liabilities exceeded such assets. In addition, in early January 1998, one of the Company's former operating subsidiaries now owned by Mr. Provencher paid the Company $120,000 in satisfaction of an outstanding liability to the Company.

                                     PART IV
                                     -------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
                    -----------------------------------------


     (a)     Financial  Statements and Financial Statement schedules   See Index
to  Financial  Statements  at  page  F-1,  Item  7  of  this  Report.

     (b)     Exhibits.

Exhibit No.
-----------
1.1    Underwriting  Agreement  (incorporated  herein  by  reference  to  Albara's
       Registration Statement No. 33-53708 on Form S-1 dated January 12, 1993).

2.1    MBSI's  Plan  of  Reorganization  as  confirmed   (incorporated  herein  by
       reference to Albara's 1994 Annual Report on Form 10-KSB).

2.2    MBSI's Disclosure  Statement  (incorporated herein by reference to Albara's
       1994 Annual Report on Form 10-KSB).

2.3    * MBSI's Final Decree Statement.

3.1 Articles of Incorporation and Bylaws (incorporated herein by reference to Albara's 1989 Form S-18 Registration Statement).

3.2 Articles of Amendment to the Articles of Incorporation, as filed with the Colorado Secretary of State on December 31, 1990 (incorporated herein by reference to Albara's Registration Statement No. 33-53708 on Form S-1 dated
       January 12, 1993).

3.3 Articles of Amendment to the Articles of Incorporation, as filed with the Colorado Secretary of State on September 4, 1991 (incorporated herein by reference to Albara's Registration Statement No. 33-53708 on Form S-1 dated
       January 12, 1993).

3.4 Statement Establishing Series of Preferred Stock, and designating Series A and Series B Convertible Preferred Stock, as filed with the Colorado
       Secretary of State on November 7, 1988 (incorporated herein by reference to Albara's Registration Statement No. 33-53708 on Form S-1 dated January 12,
       1993).

3.5    Statement  Establishing  Series of Preferred Stock and designating Series D
       Convertible   Redeemable  Preferred  Stock,  as  filed  with  the  Colorado
       Secretary  of State on May 18, 1989  (incorporated  herein by  reference to
       Albara's Registration  Statement No. 33-53708 on Form S-1 dated January 12,
       1993).

3.6    Statement  Establishing Series of Preferred Stock, and designating Series C
       Convertible   Redeemable  Preferred  Stock,  as  filed  with  the  Colorado
       Secretary of State on February 6, 1990 (incorporated herein by reference to
       Albara's Registration  Statement No. 33-53708 on Form S-1 dated January 12,
       1993).

3.7    Statement  Establishing Series of Preferred Stock, and designating Series E
       Convertible Preferred Stock, as filed with the Colorado Secretary of State on November 21, 1990 (incorporated herein by reference to Albara's
       Registration Statement No. 33-53708 on Form S-1 dated January 12, 1993).

3.8    Statement  Establishing Series of Preferred Stock, and designating Series F
       Convertible  Preferred Stock, as filed with the Colorado Secretary of State
       August 27, 1992 (incorporated herein by reference to Albara's  Registration
       Statement No. 33-53708 on Form S-1 dated January 12, 1993).

3.9    Certificate of Correction, as filed with the Colorado Secretary of State on
       September   11,  1992   (incorporated   herein  by  reference  to  Albara's
       Registration Statement No. 33-53708 on Form S-1 dated January 12, 1993).

4.5    Warrant  Agreements  Issued to  Non-Employee  Directors on January 30, 1995
       (incorporated  herein by  reference  to Albara's  94 Annual  Report on Form
       10-K).

4.6    Warrant  Agreements  Issued  to  Non-Employee  Directors  on April 4,  1993
       (incorporated  herein by reference to Albara's  1995 Annual  Report on Form
       10-KSB).

10.1   Incentive Stock Option Plan  (incorporated  herein by reference to Albara's
       1988 Form S-18 Registration Statement).

10.2 Employment Agreement with Mr. Provencher (incorporated herein by reference to Albara's Registration Statement No. 33-53708 on Form S-1 dated January
       12, 1993).

10.3 First Amendment to Employment Agreement with Mr. Provencher (incorporated herein by reference to Albara's Registration Statement No. 33-53708 on Form
       S-1 dated January 12, 1993).

10.4   Tradename License Agreement  (incorporated  herein by reference to Albara's
       Post-Effective Amendment No. 2 to the Form S-18 Registration Statement).

10.10  WilTel   Communications   Systems,  Inc.  telephone  lease  agreement  with
       NorthCon  Technologies,  Inc. (incorporated herein by reference to Albara's
       Registration Statement No. 33-53708 on Form S-1 dated January 12, 1993).

10.11  WilTel  Communications  System,  Inc.  telephone lease agreement with Micro
       Business  Solutions,  Inc.  (incorporated  herein by  reference to Albara's
       Registration Statement No. 33-53708 on Form S-1 dated January 12, 1993).

10.12  Mutual Release Agreement between Dataproducts  Corporation,  Micro Business
       Solutions,   Inc,  Albara  Corporation  and  Real  Provencher,   Individual
       (incorporated  herein by reference to Albara's  1994 Annual  Report on Form
       10-KSB).

10.13 Order approving compromise of claims between Micro Business Solutions, Inc. and Capetronic Computer U.S.A. [HK], Inc. (incorporated herein by reference to Albara's 1994 Annual Report on Form 10-KSB).

10.14 Employment Agreement with Mr. Provencher dated July 1, 1995 (incorporated herein by reference to Albara's 1995 Annual Report on Form 10-KSB).

10.15  Deferred  Compensation Plan  (incorporated  herein by reference to Albara's
       1995 Annual Report on Form 10-KSB).

10.16  Split-Dollar  Agreement  with  Mr.  Real  Provencher  dated  July  1,  1995
       (incorporated  herein by reference to Albara's  1995 Annual  Report on Form
       10-KSB).

10.17  Split-Dollar  Agreement with Ms. Barbara A.  Provencher  dated July 1, 1995
       (incorporated  herein by reference to Albara's  1995 Annual  Report on Form
       10-KSB).

10.18  *Earnest Money Contract  covering sale of land and building located at 610
       South Frazier, Conroe, TX 77301.

10.19  *Asset  Purchase  Agreement  covering the sale of Helix  technology to The
       Chip Merchant.

11     *Statement RE: Computation of Earnings per Share

16.1 Letter regarding change in Certifying Accountant (incorporated herein by reference to Albara's Registration Statement No. 33-53708 on Form S-1 dated
       January 12, 1993).

22     *Subsidiaries of the Company.

28.4 Promissory Note payable to the Company from MBSI (incorporated herein by reference to Albara's 1989 Annual Report on Form 10-K).

28.15  Real  Estate  Lien Note  payable to Fred A. Grams and wife,  Alberta  Betty
       Grams from the Company  (incorporated  herein by reference to Albara's 1990
       Annual Report on Form 10-K).

28.22  Promissory   Note   payable  to  Barbara   Provencher   from  the   Company
       (incorporated  herein by reference to Albara's  1993 Annual  Report on Form
       10-KSB).

28.23 Promissory Note payable to the Company from STI (incorporated herein by reference to Albara's 1994 Annual Report on Form 10-KSB).

*    Filed herewith.

     (c)     Reports  on  Form  8-K.

               NONE

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Albara Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ALBARA  CORPORATION


                              By:  /S/  Real  Provencher
                                   ---------------------
                              Real  Provencher
                              President

                              DATE:  June 3, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Albara Corporation and in the capacities and on the date indicated.



                                     President, Chief
/S/  Real  Provencher                Executive Officer
---------------------                and  Director      June 3, 1999
Real  Provencher

                                     Secretary
/S/  Barbara A. Provencher           and  Director      June 3, 1999
--------------------------------
Barbara  A.  Provencher

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.
-----------
1.1    Underwriting  Agreement  (incorporated  herein  by  reference  to  Albara's
       Registration Statement No. 33-53708 on Form S-1 dated January 12, 1993).

2.1    MBSI's  Plan  of  Reorganization  as  confirmed   (incorporated  herein  by
       reference to Albara's 1994 Annual Report on Form 10-KSB).

2.2    MBSI's Disclosure  Statement  (incorporated herein by reference to Albara's
       1994 Annual Report on Form 10-KSB).

2.3    * MBSI's Final Decree Statement.

3.1 Articles of Incorporation and Bylaws (incorporated herein by reference to Albara's 1989 Form S-18 Registration Statement).

3.2 Articles of Amendment to the Articles of Incorporation, as filed with the Colorado Secretary of State on December 31, 1990 (incorporated herein by reference to Albara's Registration Statement No. 33-53708 on Form S-1 dated
       January 12, 1993).

3.3 Articles of Amendment to the Articles of Incorporation, as filed with the Colorado Secretary of State on September 4, 1991 (incorporated herein by reference to Albara's Registration Statement No. 33-53708 on Form S-1 dated
       January 12, 1993).

3.4 Statement Establishing Series of Preferred Stock, and designating Series A and Series B Convertible Preferred Stock, as filed with the Colorado
       Secretary of State on November 7, 1988 (incorporated herein by reference to Albara's Registration Statement No. 33-53708 on Form S-1 dated January 12,
       1993).

3.5    Statement  Establishing  Series of Preferred Stock and designating Series D
       Convertible   Redeemable  Preferred  Stock,  as  filed  with  the  Colorado
       Secretary  of State on May 18, 1989  (incorporated  herein by  reference to
       Albara's Registration  Statement No. 33-53708 on Form S-1 dated January 12,
       1993).

3.6    Statement  Establishing Series of Preferred Stock, and designating Series C
       Convertible   Redeemable  Preferred  Stock,  as  filed  with  the  Colorado
       Secretary of State on February 6, 1990 (incorporated herein by reference to
       Albara's Registration  Statement No. 33-53708 on Form S-1 dated January 12,
       1993).

3.7    Statement  Establishing Series of Preferred Stock, and designating Series E
       Convertible Preferred Stock, as filed with the Colorado Secretary of State on November 21, 1990 (incorporated herein by reference to Albara's
       Registration Statement No. 33-53708 on Form S-1 dated January 12, 1993).

3.8    Statement  Establishing Series of Preferred Stock, and designating Series F
       Convertible  Preferred Stock, as filed with the Colorado Secretary of State
       August 27, 1992 (incorporated herein by reference to Albara's  Registration
       Statement No. 33-53708 on Form S-1 dated January 12, 1993).

3.9    Certificate of Correction, as filed with the Colorado Secretary of State on
       September   11,  1992   (incorporated   herein  by  reference  to  Albara's
       Registration Statement No. 33-53708 on Form S-1 dated January 12, 1993).

4.5    Warrant  Agreements  Issued to  Non-Employee  Directors on January 30, 1995
       (incorporated  herein by  reference  to Albara's  94 Annual  Report on Form
       10-K).

4.6    Warrant  Agreements  Issued  to  Non-Employee  Directors  on April 4,  1993
       (incorporated  herein by reference to Albara's  1995 Annual  Report on Form
       10-KSB).

10.1   Incentive Stock Option Plan  (incorporated  herein by reference to Albara's
       1988 Form S-18 Registration Statement).

10.2 Employment Agreement with Mr. Provencher (incorporated herein by reference to Albara's Registration Statement No. 33-53708 on Form S-1 dated January
       12, 1993).

10.3 First Amendment to Employment Agreement with Mr. Provencher (incorporated herein by reference to Albara's Registration Statement No. 33-53708 on Form
       S-1 dated January 12, 1993).

10.4   Tradename License Agreement  (incorporated  herein by reference to Albara's
       Post-Effective Amendment No. 2 to the Form S-18 Registration Statement).

10.10  WilTel   Communications   Systems,  Inc.  telephone  lease  agreement  with
       NorthCon  Technologies,  Inc. (incorporated herein by reference to Albara's
       Registration Statement No. 33-53708 on Form S-1 dated January 12, 1993).

10.11  WilTel  Communications  System,  Inc.  telephone lease agreement with Micro
       Business  Solutions,  Inc.  (incorporated  herein by  reference to Albara's
       Registration Statement No. 33-53708 on Form S-1 dated January 12, 1993).

10.12  Mutual Release Agreement between Dataproducts  Corporation,  Micro Business
       Solutions,   Inc,  Albara  Corporation  and  Real  Provencher,   Individual
       (incorporated  herein by reference to Albara's  1994 Annual  Report on Form
       10-KSB).

10.13 Order approving compromise of claims between Micro Business Solutions, Inc. and Capetronic Computer U.S.A. [HK], Inc. (incorporated herein by reference to Albara's 1994 Annual Report on Form 10-KSB).

10.14 Employment Agreement with Mr. Provencher dated July 1, 1995 (incorporated herein by reference to Albara's 1995 Annual Report on Form 10-KSB).

10.15  Deferred  Compensation Plan  (incorporated  herein by reference to Albara's
       1995 Annual Report on Form 10-KSB).

10.16  Split-Dollar  Agreement  with  Mr.  Real  Provencher  dated  July  1,  1995
       (incorporated  herein by reference to Albara's  1995 Annual  Report on Form
       10-KSB).

10.17  Split-Dollar  Agreement with Ms. Barbara A.  Provencher  dated July 1, 1995
       (incorporated  herein by reference to Albara's  1995 Annual  Report on Form
       10-KSB).

10.18  *Earnest Money Contract  covering sale of land and building located at 610
       South Frazier, Conroe, TX 77301.

10.19  *Asset  Purchase  Agreement  covering the sale of Helix  technology to The
       Chip Merchant.

11     *Statement RE: Computation of Earnings per Share

16.1 Letter regarding change in Certifying Accountant (incorporated herein by reference to Albara's Registration Statement No. 33-53708 on Form S-1 dated
       January 12, 1993).

22     *Subsidiaries of the Company.

28.4 Promissory Note payable to the Company from MBSI (incorporated herein by reference to Albara's 1989 Annual Report on Form 10-K).

28.15  Real  Estate  Lien Note  payable to Fred A. Grams and wife,  Alberta  Betty
       Grams from the Company  (incorporated  herein by reference to Albara's 1990
       Annual Report on Form 10-K).

28.22  Promissory   Note   payable  to  Barbara   Provencher   from  the   Company
       (incorporated  herein by reference to Albara's  1993 Annual  Report on Form
       10-KSB).

28.23 Promissory Note payable to the Company from STI (incorporated herein by reference to Albara's 1994 Annual Report on Form 10-KSB).

*    Filed herewith.