Form 10KSB
period 1997-12-31
ALBARA CORP
filed 1999-06-10
CIK 831669

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For  the  Fiscal  Year  Ended  December  31,  1997

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

PART  IV
--------
     ITEM  13.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

                                     PART I
                                     ------

                         ITEM 1. DESCRIPTION OF BUSINESS
                         -------------------------------


                               Albara Corporation
                               ------------------


     Albara Corporation is a Colorado corporation organized in January, 1988. In 1996 and in 1997, Albara Corporation, through its operating subsidiaries, Micro Business Solutions, Inc., d/b/a "Hardware That Fits", and Software Technologies, Inc., d/b/a "Helix Technologies", marketed laser printer consumables and developed, published and marketed software for the Apple
Macintosh microcomputer (the "Macintosh") which is manufactured by Apple Computer, Inc. ("Apple"). Marketing of its products was performed via direct response marketing, authorized dealers and value-added resellers. Direct response marketing is a segment of the retail business where sales are solicited via advertising and direct mailings supplemented by telephone communications with little or no face-to-face contact between the seller and the buyer.

     During 1996 and 1997, the Company's marketing was directed to users of the Macintosh. The Company's sales were made primarily to domestic customers and were generated principally through direct response mail campaigns. The Company sold to individuals, businesses of all sizes, governmental entities and academic institutions.

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


Marketing
---------

During 1992 and the first half of 1993, Hardware That Fits sold over 5,000 RealTech laser printers. Marketing efforts in 1996 and 1997 were confined to selling those established customers the printer consumables (i.e., toner and developer) they would need for their RealTech printers. By late 1996 and into 1997, very few of these printers were still in service resulting in little ongoing demand for consumables.

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

1997 Fiscal Year  High Bid  Low Bid
----------------  --------  --------
First Quarter     $   0.18  $0.09
Second Quarter    $   0.18  $0.09
Third Quarter     $   0.18  $0.09
Fourth Quarter    $   0.09  $0.01

1998 Fiscal Year
----------------
First Quarter     $   0.01  $0.01
Second Quarter    $   0.01  $0.01
Third Quarter     $   0.01  $0.01
Fourth Quarter    $   0.05  $0.04

1999 Fiscal Year
----------------
First Quarter     $   0.09  $0.04

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


                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------


     The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this Form 10-KSB. The operations discussed below were discontinued in December, 1997, and the subsidiaries conducting these operations were disposed of at that time. The Company has not conducted business operations of any kind since the disposition of these operating subsidiaries. The following discussion covers operations as conducted in 1997 and 1996, but they do not in anyway represent current operations of the Company nor should they be assumed indicative of the future prospects of the Company. Since December 31, 1997, the Company has been a development stage company with no operations.

1997  Compared  to  1996:  Results  of  Operations
------------------------   -----------------------

     Revenues: Total revenues for the year ended December 31, 1997, decreased $464,000 from $1,147,000 to $683,000, a 40% decrease compared to 1996. Hardware
That Fits services customers that purchased RealTech Laser Printers in 1991 and 1992. The decrease in revenues is primarily due to an erosion of this customer base as these printers are retired or replaced. Helix Technologies' revenues also decreased when compared to 1996 due to an erosion of their existing customer base.

     Gross profit: Gross profit for the year ended December 31, 1997, decreased $376,000, from $1,008,000 to $632,000, a decrease of 37% compared to 1996. The gross profit margin (i.e. gross profit as a percentage of revenues) for the year ended December 31, 1997, increased to 93% as compared to 1996 levels of 88%. This improvement was primarily due to a change in the mix of products sold with proportionately more software sold in 1997 than in 1996.

     General and administrative expenses: General and administrative expenses for the year ended December 31, 1997, decreased $468,000, from $1,404,000 to $936,000, a 33% decrease compared to 1996. Hardware That Fits reduced personnel costs substantially from 1996 to 1997 as its work force was reduced from two full-time employees in the first quarter of 1996 to one in the first quarter of 1997. Helix Technologies reduced its work force from 10 employees at the end of 1996 to 2 employees in the third quarter of 1997, thereby reducing its personnel expenses accordingly. Other expenses were reduced primarily due to the lower business  volume  and  smaller  employee  base.

     Net Income/Loss: Net loss for the year ended December 31, 1997, was $324,000 as compared to net loss of $302,000 in 1996.


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

     On April 16, 1993, the Company entered into a loan transaction with Barbara
A. Provencher, Secretary and Director of the Company. The Company borrowed $150,000 bearing interest at prime rate plus 2% (i.e., 8% per annum in 1997). The Company agreed to make monthly principal and interest installment payments of $12,500 with a final payment of the remaining principal and interest due on October 15, 1993. The Company repaid this obligation in full in early 1999. At December 31, 1996, 1997 and 1998, the note payable had a balance of approximately $22,000, $29,000 and $3,000, respectively.

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

                      ITEM 7. INDEX TO FINANCIAL STATEMENTS


                                                         Page
Independent Auditors' Report                             F-2

Balance Sheet as of December 31, 1997                    F-3

Consolidated Statements of Operations for the
  years ended December 31, 1997 and 1996                 F-5

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended December 31, 1997 and 1996  F-7

Consolidated Statements of Cash Flows for the
  years ended December 31, 1997 and 1996                 F-9

Notes to Consolidated Financial Statements               F-11

                          INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors
and  Stockholders  of
Albara  Corporation

We have audited the accompanying balance sheet of Albara Corporation as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and of cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Albara Corporation as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.




                                        THOMAS  LEGER  &  CO.  L.L.P.


Houston,  Texas
March  3,  1999

                               ALBARA CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                                ALBARA CORPORATION
                                  BALANCE SHEET
                                   DECEMBER 31, 1997
                             -----------------------


                 ASSETS
                 ------
                                    1997
                                --------
CURRENT ASSETS
Cash                            $  1,684
Account receivable               120,000
                                --------

Total current assets             121,684
                                --------


LAND AND BUILDING (NOTE B)
Land                              52,900
Building                         740,437
                                --------

Total land and building          793,337
                                --------

Less accumulated depreciation    357,209
                                --------

Land and building, net           436,128
                                --------

TOTAL ASSETS                    $557,812
                                --------


                     The accompanying notes are an integral
                       part of these financial statements.

                                ALBARA CORPORATION
                                  BALANCE SHEET
                                   DECEMBER 31, 1997
                             -----------------------



        LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         1997
                                                     ------------
CURRENT LIABILITIES
Accounts payable                                     $    65,213
Accrued expenses                                          84,022
Notes payable to stockholder/director (Note B)            29,174
Mortgage payable (Note B)                                205,258
                                                     ------------

Total current liabilities                                383,667
                                                     ------------

STOCKHOLDERS' EQUITY (NoteC)
Preferred stock, convertible no par value                      -
Series C, 185 shares authorized and issued                     -
Series F, 250 shares authorized, 195 shares issued        14,625
Common stock, no par value, 6,666,667 shares
authorized, 1,461,503 shares issued                    3,913,788

Accumulated deficit                                   (3,754,268)
                                                     ------------

Total stockholders' equity                               174,145
                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   557,812
                                                     ------------


                     The accompanying notes are an integral
                       part of these financial statements.

                                ALBARA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


                                               1997        1996
                                            ----------  -----------
REVENUES                                    $ 683,319   $1,146,750

COST OF SALES                                  50,940      138,778
                                            ----------  -----------

GROSS PROFIT                                  632,379    1,007,972
                                            ----------  -----------

GENERAL AND ADMINISTRATIVE EXPENSES
Marketing and advertising                      36,729      124,869
Personnel                                     362,453      554,353
Delivery, net of amounts collected              5,626       10,957
Depreciation and amortization                 308,476      445,542
Other (Note G)                                222,547      268,759
                                            ----------  -----------

Total general and administrative expenses     935,831    1,404,480
                                            ----------  -----------

(LOSS) FROM OPERATIONS                       (303,452)    (396,508)
                                            ----------  -----------


Interest expense                              (22,050)     (22,430)
Loss on sale of equipment                     (12,139)           -
Other                                          13,822      108,252
                                            ----------  -----------

Total other income (expense)                  (20,367)      85,822
                                            ----------  -----------

NET (LOSS) BEFORE REORGANIZATION ITEMS,
   FEDERAL INCOME TAX BENEFIT                (323,819)    (310,686)
                                            ----------  -----------

REORGANIZATION GAIN
Professional fee                                    -       (1,658)
Gain from collection of preference claims           -        9,971
                                            ----------  -----------

Total reorganization gain                           -        8,313
                                            ----------  -----------

NET (LOSS)                                   (323,819)    (302,373)

FEDERAL INCOME TAX (Note D)                         -            -
                                            ----------  -----------

NET (LOSS)                                  $(323,819)  $ (302,373)
                                            ----------  -----------


                     The accompanying notes are an integral
                       part of these financial statements.

                                ALBARA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 -----------------------------------------------



                                          1997         1996
                                       -----------  -----------
INCOME (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE (NOTE C)

Basic                                  $    (0.22)  $    (0.21)
                                       ===========  ===========

Diluted                                $    (0.22)  $    (0.21)
                                       ===========  ===========

AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING

Basic                                   1,461,503    1,461,503

Diluted                                 1,481,003    1,481,003


                     The accompanying notes are an integral
                       part of these financial statements.

                                              ALBARA CORPORATION
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                       --------------------------------------------------------------


                                                                                    ACCUMULATED
                                                    COMMON STOCK        PREFERRED     EARNINGS       TOTAL
                                          NOTES   SHARES      AMOUNT      STOCK       DEFICIT)      EQUITY
                                          -----  ---------  ----------  ----------  ------------  ----------
Consolidated Balance, December 31, 1995          1,384,836  $3,583,836  $ 255,837   $(3,128,077)  $ 711,596

Net consolidated (loss)                                  -           -          -      (302,373)   (302,373)

Issuance of restricted common stock to
officers/employees as a bonus                        7,500           -          -             -           -

Issuance of common stock in conversion
of preferred stock                                  69,167     241,212   (241,212)            -           -
                                                 ---------  ----------  ----------  ------------  ----------

Consolidated Balance, December 31, 1996          1,461,503   3,825,048     14,625    (3,430,450)    409,223

Net consolidated (loss)                                  -           -          -      (323,818)   (323,818)

Disposition of subsidiaries                              -      88,740          -             -      88,740
                                                 ---------  ----------  ----------  ------------  ----------

Balance, December 31, 1997                       1,461,503  $3,913,788  $  14,625   $(3,754,268)  $ 174,145
                                                 =========  ==========  ==========  ============  ==========


                     The accompanying notes are an integral
                       part of these financial statements.

                                      ALBARA CORPORATION
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                -------------------------------------------------------------


                                       PREFERRED STOCK


                                         SERIES C          SERIES E             SERIES F
                               NOTES  SHARES  AMOUNT   SHARES     AMOUNT    SHARES    AMOUNT
                               -----  ------  -------  -------  ----------  -------  --------

Consolidated Balance,
December 31, 1995              C         185  $     -      50   $ 239,337      220   $16,500
                                      ------  -------  -------  ----------  -------  --------

Cancellation of Series E and
Issuanace of common stock          -       -        -     (50)   (239,337)       -         -

Canncellation of Series F and
Issuance of common stock           -       -        -       -           -      (25)   (1,875)
                                      ------  -------  -------  ----------  -------  --------

Consolidated Balance
December 31, 1997 and 1996     C         185  $     -       -   $       -      195   $14,625
                                      ------  -------  -------  ----------  -------  --------


                     The accompanying notes are an integral
                       part of these financial statements.

                               ALBARA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


                                                       1997        1996
                                                    ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(323,818)  $(302,373)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                         308,476     445,542
Write-off of equipment                                 12,139           -
Changes in operating working capital                   79,595     (44,764)
                                                    ----------  ----------

Total adjustments                                     400,210     400,778
                                                    ----------  ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES              76,392      98,405
                                                    ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to property and equipment                          -      (3,097)
Product master development costs                            -    (150,570)
Other                                                       -      (2,191)
Disposition of subsidiaries (net)                     (88,740)          -
Net activity of subsidiaries                          (18,546)          -
                                                    ----------  ----------

NET CASH USED IN INVESTING ACTIVITIES                (107,286)   (155,858)
                                                    ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from certificate of deposit                        -       5,000
Proceeds from short-term and long-term borrowings       3,952       4,869
Repayments of short-term and long-term debt                 -     (36,442)
                                                    ----------  ----------

NET CASH USED IN FINANCING ACTIVITIES                   3,952     (26,573)
                                                    ----------  ----------

NET INCREASE (DECREASE) IN CASH DURING THE YEARS      (26,942)    (84,026)

Cash beginning of year                                 28,626     112,652
                                                    ----------  ----------

Cash end of year                                    $   1,684   $  28,626
                                                    ----------  ----------


                     The accompanying notes are an integral
                       part of these financial statements.

                                ALBARA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


                                                         1997      1996
                                                       --------  ---------
INCREASE (DECREASE) IN CASH FLOW FROM CHANGES
IN OPERATING WORKING CAPITAL
Accounts receivable                                    $ 36,440  $ 86,939
Inventory                                                     -   (24,445)
Accounts payable                                         19,365   (14,082)
Accrued expenses                                         23,790   (93,176)
                                                       --------  ---------

CHANGES IN OPERATING WORKING CAPITAL                   $ 79,595  $(44,764)
                                                       ========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during period for interest                   $ 22,050  $ 20,562

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Accounts receivable - affiliate                        $120,000
Change in common stock on disposition of subsidiaries  $ 88,740
Revision of accrued expenses                                     $108,252

SUPPLEMENTAL SCHEDULE OF NET CASH USED BY
REORGANIZATION ITEMS
Professional fees paid for services rendered in
connection with Chapter 11 reorganization                        $  1,658
Gain from collection of preference claims                          (9,971)
                                                                 ---------

                                                                 $ (8,313)
                                                                 =========


                     The accompanying notes are an integral
                       part of these financial statements.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE  A  -     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY  AND  NATURE  OF  BUSINESS
----------------------------------

Albara Corporation and its operating subsidiaries (collectively, the Company) markets laser printer consumables and develops, publishes and markets software for the Apple Macintosh microcomputer (the Macintosh), which is manufactured by Apple Computer, Inc. The laser printer consumables and software are sold via direct response marketing, authorized dealers and value added resellers. The Company had two operating subsidiaries, Micro Business Solutions, Inc. (MBSI) and Software Technologies, Inc. (STI). MBSI does business and advertises under the trade name "Hardware That Fits. "STI does business and advertises under the trade name "Helix Technologies." The subsidiaries were disposed of on December 31, 1997 in a non-monetary transaction with Real Provencher, President of the Albara Corporation.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The  consolidated  financial  statements  include  the  accounts of the Company.
Significant intercompany accounts and transactions have been eliminated. Certain 1996 amounts have been reclassified to permit comparison to 1997.

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

PRODUCT  MASTER  DEVELOPMENT  COSTS
-----------------------------------

For 1997 and prior, costs of internally developed software are expensed until the technological feasibility of the software has been established. Thereafter, all software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The annual amortization is the greater of the amounts determined from the following methods: the ratio of current gross revenue to current and future gross revenue; and the straight-line method over the products' remaining estimated useful lives. Amortization expense is recorded in depreciation and amortization in the accompanying financial statements.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------

NOTE A -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

LAND  AND  BUILDING
-------------------

The building is stated at cost less accumulated depreciation, which is computed using the straight-line method over 31 years. Property and equipment for 1997 and prior was depreciated over lives ranging from 5-7 years. Expenditures for major acquisitions and improvements are capitalized while expenditures for maintenance and repairs are charged to operations. The cost of assets sold or retired and any related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. All remaining property was disposed of in 1998.

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

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------

NOTE A -NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

CONCENTRATIONS  OF  CREDIT  RISK
--------------------------------

The Company maintains its cash accounts in a bank. The cash balance is insured by the FDIC up to $100,000. At December 31, 1997 the Company did not have any deposits in excess of $100,000 in a bank.

The Company sold its products to businesses and individuals throughout the United States, Europe and Australia. Sales are made using major credit cards, or through the extension of credit to the Company's most credit-worthy customers. The Company maintains adequate reserves for potential credit losses, and such losses, which have been minimal, have been within Management's estimates.

STATEMENT  OF  CASH  FLOWS
--------------------------

The Company recorded an account receivable from affiliate of $120,000 on the disposition of one of its subsidiaries on December 31, 1997. The receivable was paid-in-full in 1998.
Other net assets of $125,281 and liabilities of $334,021 were also disposed of in the transaction. The net of the aforementioned amount is $88,740.

The Company considers all cash investments with maturities of three months or less to be cash equivalents.

NOTE  B  -  NOTES  PAYABLE

Notes payable to stockholder/director in the amount of $29,174 at December 31, 1997 is the balance due on a note in the original amount of $150,000 due on demand, payable at $12,500 per month, including interest, at a local bank's prime plus 2%. If payment was not demanded, the maturity date was October, 1993, which was extended to April, 1994. The note calls for accelerated payments and additional interest if the note is in default. Interest has been accrued at the rate of 8% for the year 1997. Payments were made on the note during 1998.

The mortgage payable in the amount of $205,258 is collateralized by real estate and bears interest at 9%. The Company entered into an agreement during 1996 to pay interest only. The mortgage was paid in 1998.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------

NOTE  C  -  CAPITAL  STRUCTURE

The Company is authorized to issue any class of stock, including 6,666,667 of Common Stock, no par value, and up to 10,000,000 shares of preferred stock, no par value, in one or more series. In establishing a preferred stock series, the Board of Directors shall assign it a distinctive designation so as to distinguish it from the shares of all other series and classes, shall fix the number of shares in each series, and the preferences, rights and restrictions thereof

The Company has issued six series of preferred stock, designated sequentially as Series A through Series F. All shares of Series A, Series B, Series D and Series E Preferred Stock that were issued have been redeemed and canceled by the Company and are no longer outstanding. The following is a description of the relative rights and privileges of the series of Preferred Stock that were outstanding during 1997.

SERIES  C  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

The holder of 185 shares of Series C convertible preferred stock (Real Provencher) has the right to 6,407 votes per share. The 185 shares of Series C convertible preferred stock is convertible into approximately 1,185,000 of the Company's common stock at the option of the holder upon occurrence of certain events including change in control of the Company. The Company has reserved approximately 1,185,000 shares of its common stock for the possible conversion.

SERIES  F  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

Under the terms of a private placement debt agreement, the Company issued 195 shares of Series F convertible preferred stock. The preferred stock was ascribed a $14,625 value and considered a debt issue cost and has been amortized to operations. The special rights of the Series F preferred stock are:

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

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------

NOTE  C  -  CAPITAL  STRUCTURE  CONTINUED

STOCK  WARRANTS
---------------

The Company has granted an aggregate of 36,684 shares of its no par value common stock to be issued upon exercise of warrants issued as compensation for services to a former non-employee directors, and for other matters described below. See Note F for description of the stock warrants issued to the former non-employee directors.

Following is a summary of the stock warrants activity for the year ended December 31, 1997.

                                        1997
                                    -------------
Outstanding at beginning of period  $     40,018
Granted                                        -
Reissued                                       -
Exercised                                      -
Canceled                                  (3,334)
                                    -------------

Outstanding at end of period              36,684
                                    =============

Exercisable                               36,684
                                    =============

Price per share                     $.50 to 3.60
                                    =============

The Company applies the Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option and warrants. Accordingly, no compensation cost has been recognized for the stock option agreements. No stock options were granted during the year. If any had been granted, compensation cost would have been determined based upon the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, and pro forma information presented.

EARNINGS  PER  SHARE  OF  COMMON  STOCK
---------------------------------------

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," became effective in the fourth quarter of 1997 and requires two presentations of earnings per share - "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The numerator in calculating both basic and diluted earnings per share for each year is reported net income. The denominator is based on the weighted-average number of common shares.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------

NOTE  C  -  CAPITAL  STRUCTURE  CONTINUED

The difference between basic and diluted weighted-average common shares results from the assumption that dilutive preferred stock outstanding were exercised.

NOTE  D  -  FEDERAL  INCOME  TAXES

Because  of  tax  losses,  the  Company  did  not  pay  any  federal income tax.

Reconciliation of the statutory federal income tax with the income tax provision follows:

                                       1997        1996
                                    ----------  ----------
Income taxes computed at statutory
rates                               $(110,898)  $(102,807)
Increase (decrease) in valuation
allowance:
  Parent and subsidiaries                   -     102,807
  Disposition of subsidiaries         107,406           -
  Parent company                        3,492           -
                                    ----------  ----------

Taxes on income                     $       -   $       -
                                    ==========  ==========

The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                  DECEMBER 31, 1997
                                 -------------------
DEFERRED TAX LIABILITIES:

Tax over book depreciation       $          (11,094)
                                 -------------------

Total deferred tax liabilities              (11,094)
                                 -------------------

DEFERRED TAX ASSETS:

Net operating loss carryforward              65,828
Write-down of long-term assets              105,297
Valuation allowance                        (160,031)
                                 -------------------

Total deferred tax asset                     11,094
                                 -------------------

Net deferred tax asset           $                -
                                 ===================

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------


NOTE  D  -  FEDERAL  INCOME  TAXES  CONTINUED

Deferred  income  tax  benefit  resulted  from  the  following  differences:

                                              1997       1996
                                           ----------  ---------

Product master development costs           $       -   $(69,166)
Depreciation                                   2,544        310
Reduction of deferred tax asset and
  liabilities resulting from disposition
  of subsidiaries                            352,901          -
Increase in utilization of net operating
  Loss                                        (6,036)   (33,951)
Increase (decrease) valuation allowances:
    Parent and subsidiaries                        -    102,807
    Disposition of subsidiaries             (352,901)         -
    Parent company                             3,492          -
                                           ----------  ---------

Total deferred tax expense                 $       -   $      -
                                           ==========  =========

As of December 31, 1997, the Company has tax loss carryforwards of about $194,000 which start expiring in 2008.

NOTE  E  -  LEASE  AGREEMENTS

The Company leases equipment and certain office facilities under lease obligations.

OPERATING  LEASES  -  Rent expense for the office facilities and equipment under
-----------------
operating leases referred to above amounted to about $20,000 and $41,000 for the years ended December 31, 1997 and 1996.

NOTE  F  -  RELATED  PARTY  TRANSACTIONS

Discussed below are related-party transactions not included in other notes to the financial statements.

One of the subsidiaries disposed of has a license agreement with Mr. Provencher through July, 1999 covering the license of the trade names "Software That Fits" and "Software and Hardware that Fits". The license fee is paid to Mr.
Provencher  at  the  rate  of  $1,000  per  month.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------

NOTE  F  -  RELATED  PARTY  TRANSACTIONS  CONTINUED

As part of his compensation, Mr. Kenneth Shapiro, as a former non-employee director, received two warrants in which he is fully vested to purchase 3,334 shares per warrant of the Company's common stock at a price of $3.60 per share. Each warrant has been issued for time in service for the years 1991 through 1993. One warrant will expire each year in 1997 and 1998.

As part of his compensation, Mr. Robert Vallis, as a former non-employee director, had received various warrants. On January 30, 1995 all of Mr. Vallis' previous warrants were canceled and two warrants were issued to purchase 23,350 shares of the Company's common stock at a price of $.50 per share with a vesting date of January 30, 1995 and expiring in 2005. In addition, he received two warrants for 5,000 shares each to purchase the Company's common stock at $.50 per share. These warrants were issued for time in service as a non-employee director in each of the years 1995 through 1996. Each warrant will become fully vested on the last day of that calendar year, will become immediately exercisable on the first business day of the following year, and will expire ten years after becoming vested.

Mr. Vallis term as a director expired in 1996, as a result, all warrants which had been previously issued for future services expired.

NOTE  G  -  COMPOSITION  OF  CERTAIN  ACCOUNT  GROUPINGS

The  composition  of general and administrative expenses-other is set out below:

                         1997      1996
                       --------  --------
  Telephone costs      $ 19,000  $ 36,000
  Professional fees      19,000    21,000
  Rent                   20,000    38,000
  Insurance              32,000    27,000
  Credit card expense     9,000    18,000
  Other                 123,547   128,759
                       --------  --------

                       $222,547  $268,759
                       ========  ========

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------

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

NOTE  I  -  DISPOSITION  OF  SUBSIDIARIES

On December 31, 1997, Albara Corporation ("Albara") disposed of its two subsidiaries in a non-monetary transaction with Real Provencher, President of Albara. At the date of disposition, the subsidiaries had net assets of $245,281, liabilities of $334,021 and sales of $683,319. The 1997 statement of operations reflects the entire year's operation of the two subsidiaries. The transaction resulted in a net increase to equity of $88,740.

                   ITEM 8. CHANGES IN AND DISAGREEMENTS  WITH
                   ------------------------------------------
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
               ---------------------------------------------------


NONE.

                                    PART III
                                    --------


          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          ------------------------------------------------------------
           PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
           -----------------------------------------------------------


Executive  Officers  and  Directors
-----------------------------------

        Name           Age  Position with the Company         Since
---------------------  ---  --------------------------------  ---------
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

     Barbara  A.  Provencher  -  Ms. Provencher was elected as a director of the
     -----------------------
Company in November 1988 and has been employed as a sales manager by the Company's subsidiary, Hardware That Fits, from August 1989 through March, 1995. Since 1995, Ms. Provencher has owned and operated a privately held company called "Rolisher & Associates, Inc." which specialized in direct marketing of services to consumers on a national basis. Ms. Provencher is the wife of Mr. Provencher.

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

                                     PART IV
                                     -------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
                    -----------------------------------------


     (a)     Financial  Statements and Financial Statement schedules   See Index
to  Financial  Statements  at  page  F-1,  Item  7  of  this  Report.

     (b)     Exhibits.

Exhibit  No.
------------
1.1    Underwriting  Agreement  (incorporated  herein  by  reference  to  Albara's
       Registration Statement No. 33-53708 on Form S-1 dated January 12, 1993).

2.1    MBSI's  Plan  of  Reorganization  as  confirmed   (incorporated  herein  by
       reference to Albara's 1994 Annual Report on Form 10-KSB).

2.2    MBSI's Disclosure  Statement  (incorporated herein by reference to Albara's
       1994 Annual Report on Form 10-KSB).

2.3    MBSI's Final Decree Statement (incorporated herein by reference to Albara's
       1996 Annual Report on Form 10-KSB).

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

10.18  Earnest Money  Contract  covering sale of land and building  located at 610
       South  Frazier,  Conroe,  TX 77301  (incorporated  herein by  reference  to
       Albara's 1996 Annual Report on Form 10-KSB).

10.19  Asset Purchase  Agreement covering the sale of Helix technology to The Chip
       Merchant (incorporated herein by reference to Albara's 1996 Annual Report on Form 10-KSB).

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



                                     President, Chief
/S/  Real  Provencher                Executive Officer
---------------------                and  Director      June 3, 1999
Real  Provencher

                                     Secretary
/S/  Barbara A. Provencher           and  Director      June 3, 1999
--------------------------------
Barbara  A.  Provencher

                                  EXHIBIT INDEX
                                  -------------

Exhibit  No.
------------
1.1    Underwriting  Agreement  (incorporated  herein  by  reference  to  Albara's
       Registration Statement No. 33-53708 on Form S-1 dated January 12, 1993).

2.1    MBSI's  Plan  of  Reorganization  as  confirmed   (incorporated  herein  by
       reference to Albara's 1994 Annual Report on Form 10-KSB).

2.2    MBSI's Disclosure  Statement  (incorporated herein by reference to Albara's
       1994 Annual Report on Form 10-KSB).

2.3    MBSI's Final Decree Statement (incorporated herein by reference to Albara's
       1996 Annual Report on Form 10-KSB).

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

10.18  Earnest Money  Contract  covering sale of land and building  located at 610
       South  Frazier,  Conroe,  TX 77301  (incorporated  herein by  reference  to
       Albara's 1996 Annual Report on Form 10-KSB).

10.19  Asset Purchase  Agreement covering the sale of Helix technology to The Chip
       Merchant (incorporated herein by reference to Albara's 1996 Annual Report on Form 10-KSB).

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