Form 10KSB
period 1998-12-31
ALBARA CORP
filed 1999-06-10
CIK 831669

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For  the  Fiscal  Year  Ended  December  31,  1998

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

PART  IV
--------
     ITEM  13.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

                                     PART I
                                     ------

                         ITEM 1. DESCRIPTION OF BUSINESS
                         -------------------------------


                               Albara Corporation
                               ------------------


     Albara Corporation ("Albara") is a Colorado corporation organized in January, 1988. Albara has always been a holding company and has never conducted any operations directly. In 1996 and in 1997, Albara, through its operating subsidiaries, Micro Business Solutions, Inc., d/b/a "Hardware That Fits", and Software Technologies, Inc., d/b/a "Helix Technologies", marketed laser printer consumables and developed, published and marketed software for the Apple
Macintosh microcomputer (the "Macintosh") which is manufactured by Apple Computer, Inc. ("Apple"). Marketing of its products was performed via direct response marketing, authorized dealers and value-added resellers. Direct response marketing is a segment of the retail business where sales are solicited via advertising and direct mailings supplemented by telephone communications with little or no face-to-face contact between the seller and the buyer.

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

     During 1992 and the first half of 1993, Hardware That Fits sold over 5,000 RealTech laser printers. Marketing efforts in 1996 and 1997 were confined to selling printer consumables (i.e., toner and developer) to past customers who had purchased RealTech laser printers from Hardware That Fits during 1992 and 1993. By late 1996 and into 1997, very few of these printers were still in
service  resulting  in  little  ongoing  demand  for  consumables.   Numerous
competitors both large and small including office supply stores and large mailorder suppliers existed in competition to Hardware That Fits any of which have significantly greater capital resources than the Company.


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

     Helix Technologies primarily relied on direct response mail campaigns targeted to existing customers of its products. The bulk of its revenues were generated from sales of Helix Express upgrades made to existing customers. In addition, Helix Technologies maintained business relationships with product distributors in Europe and Australia. All of its products sold to international distributors were, in turn, resold to local dealers in those countries. This form of distribution is widely utilized by companies that publish proprietary software. Helix Technologies had several significant competitors in the Macintosh database field: Claris (a subsidiary of Apple), whose Filemaker Pro is the recognized market leader in terms of units sold, followed by Acius, with Fourth Dimension, and Microsoft with its Foxbase product.

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


                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------


     The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this Form 10-KSB. The operations discussed below were discontinued in December 1997, and the subsidiaries conducting these operations were disposed of at that time. The Company has not conducted business operations of any kind since the disposition of these operating subsidiaries. Since December 31, 1997, the Company has been a development stage company with no operations.


1998  Compared  to  1997:  Results  of  Operations
------------------------   -----------------------

          Revenues and Gross Profits: The Company is a development stage holding company with no revenues.

     General and administrative expenses: General and administrative expenses for the year ended December 31, 1998, increased $98,000, from $92,000 to $190,000, a 108% increase compared to 1997. This increase is attributed to personnel expenses. In prior years, most of the officer's salaries were paid by the operating subsidiaries. After disposing of both subsidiaries, Albara has assumed those expenses directly.

     Discontinued operations: The operations of the Company's former subsidiaries in 1997 resulted in net losses of $221,000. Since the operations of these subsidiaries were discontinued at December 31, 1997, they have had no impact on 1998.

     Net Income/Loss: Net loss for the year ended December 31, 1998 was $233,000 as compared to net loss of $324,000 in 1997.

Liquidity  and  Capital  Resources
----------------------------------

     Since inception, the Company has suffered from limited availability of working capital. Bank lines of credit have been limited and in some instances have required the personal guaranty of the Company's President, Mr. Provencher. The Company has relied on a variety of sources to expand its business operations, including the issuance of Common Stock and Preferred Stock, trade credit agreements, "floor plan" credit arrangements for the purchase of inventory, and the acquisition of property and equipment using a combination of cash, preferred stock and a mortgage payable over ten years. During the period 1996 through 1998, the Company has not had access to any external sources of working capital and has relied on the sale of assets to provide its limited working capital. The balance of working capital requirements have been met by internally generated cash flows from the sale of its Helix technology and real property as described below.

     On April 16, 1993, the Company entered into a loan transaction with Barbara
A. Provencher, Secretary and Director of the Company. The Company borrowed $150,000 bearing interest at prime rate plus 2% (i.e., 8% per annum in 1998). The Company agreed to make monthly principal and interest installment payments of $12,500 with a final payment of the remaining principal and interest due on October 15, 1993. The Company repaid this obligation in full in early 1999. At December 31, 1996, 1997 and 1998, the note payable had a balance of approximately $22,000, $29,000 and $3,000, respectively.

     On December 31, 1997, the Company sold its Helix technology along with related trademarks and copyrights to an independent third party, The Chip Merchant for the sum of $120,000. After the completion of that sale the subsidiary was disposed of. The cash from the sale of Helix technology was paid to the Company in early January 1998 (see below).

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


Plan  of  Operation
-------------------

     The  Company  does  not  currently  have  any  external  sources of working capital. The Company's officers and directors (the "Management") has not entered into any commitments for research and development or for capital expenditures. However, the limited working capital availability of the company will suffice to cover general and administrative expenses excluding salaries for its officers for approximately one year. No additional employees are expected in the foreseeable future.

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

                      ITEM 7. INDEX TO FINANCIAL STATEMENTS


                                                                 Page
Independent Auditors' Report                                     F-2

Balance Sheet as of December 31, 1998                            F-3

Statement of Operations for the year ended December 31, 1998 and Consolidated Statement of Operations for the year ended
  December 31, 1997                                              F-4

Statement of Changes in Stockholders' Equity for the year ended
  December 31, 1998 and Consolidated Statement of Changes in
  Stockholders' Equity for the year ended December 31, 1997      F-6

Statements of Cash Flows for the years ended December 31, 1998 and Consolidated Statement of Cash Flows for the year ended
  December 31, 1997                                              F-7

  Notes to Financial Statements                                  F-9

                          INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors
and  Stockholders  of
Albara  Corporation

We have audited the accompanying balance sheet of Albara Corporation as of December 31, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. We have also audited the consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the December 31, 1998 financial statements referred to above present fairly, in all material respects, the financial position of Albara Corporation as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the December 31, 1997 consolidated statements of operations, statement of changes in stockholders' equity, and cash flows present fairly, in all material respects, the results of operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying December 31, 1998 financial statements have been prepared assuming that the Albara Corporation will continue as a going concern. Albara Corporation has suffered recurring losses from operations, has a net working capital deficiency, and has not had any operations since 1997, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note A. The December 31, 1998 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /S/ THOMAS LEGER & CO. L.L.P.

Houston,  Texas
March  3,  1999

                                      ALBARA CORPORATION

                               CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 1998 AND 1997

                          ALBARA CORPORATION
                            BALANCE SHEET
                          DECEMBER 31, 1998
                          ------------------


                              ASSETS

                                                           1998
                                                       ------------

CASH                                                   $   124,990
                                                       ------------


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accrued expenses                                     $    38,285
  Accrued compensation - officer                           141,752
  Notes payable to stockholder / director (Note B)           3,314
                                                       ------------

  Total current Liabilities                                183,351
                                                       ------------

STOCKHOLDERS' EQUITY (NOTE C)
  Preferred stock, convertible no par value                      -
  Series C, 185 shares authorized and issued                     -
  Series F, 250 shares authorized, 195 shares issued        14,625
  Common stock, no par value, 6,666,667 shares
    authorized, 1,461,503 shares issued                  3,913,788

  Accumulated deficit                                   (3,986,774)
                                                       ------------

  Total stockholders' equity (deficit)                     (58,361)
                                                       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   124,990
                                                       ------------


                     The accompanying notes are an integral
                       part of these financial statements

                                ALBARA CORPORATION
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                     AND CONSOLIDATED STATEMENT OF OPERATION
                          FOR THE YEAR ENDED DECEMBER 31, 1997
                   -------------------------------------------


                                                1998       1997
                                              ---------  ---------
SALES                                         $      -   $      -
                                              ---------  ---------

GENERAL AND ADMINISTRATIVE EXPENSES
  Professional fees                             33,357     19,479
  Personnel                                    132,000     24,000
  Insurance                                      6,302      6,827
  Property taxes                                 7,749      9,218
  Other                                          3,038     16,013
  Depreciation                                   7,984     15,968
                                              ---------  ---------

  Total general and administrative expenses    190,430     91,505
                                              ---------  ---------


OTHER (INCOME ) EXPENSE
  Interest                                      (1,013)         -
  Interest                                      16,360     22,050
  Loss on sale of building                      26,729          -
  Other                                              -    (10,483)
                                              ---------  ---------

  Total other expenses                          42,076     11,567
                                              ---------  ---------

  Net loss before discontinued operations      232,506    103,072
                                              ---------  ---------

FEDERAL INCOME TAXES (NOTE D)                      -          -

DISCONTINUED OPERATIONS
  Loss from discontinued operations                  -    220,746
                                              ---------  ---------

NET LOSS                                      $232,506   $323,818
                                              ---------  ---------


                     The accompanying notes are an integral
                       part of these financial statements

                                ALBARA CORPORATION
                             STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED DECEMBER 31, 1998
                     AND CONSOLIDATED STATEMENT OF OPERATIONS
                          FOR THE YEAR ENDED DECEMBER 31, 1997
                  --------------------------------------------


                                          1998         1997
                                       -----------  -----------
INCOME (LOSS) PER COMMON AND
COMMON EQUIVALENT (NOTE C)

BASIC
  Loss from continuing operations      $    (0.16)  $    (0.07)

  Loss from discontinued operations             -        (0.15)
                                       -----------  -----------

  Net loss                             $    (0.16)  $    (0.22)
                                       -----------  -----------

DILUTED
  Loss from continuing operations      $    (0.16)  $    (0.07)

  Loss from discontinued operations             -        (0.15)
                                       -----------  -----------

  Net loss                             $    (0.16)  $    (0.22)
                                       -----------  -----------

AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING

  Basic                                 1,461,503    1,461,503

  Diluted                               1,481,003    1,481,003


                     The accompanying notes are an integral
                       part of these financial statements

                                            ALBARA CORPORATION
                               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE YEAR ENDED DECEMBER 31, 1998
                       AND CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE YEAR ENDED DECEMBER 31, 1997
                    ------------------------------------------------------------------


                                                                               (ACCUMULATED
                                                    COMMON STOCK       PREFERRED  EARNINGS      TOTAL
                                          NOTES   SHARES      AMOUNT    STOCK     DEFICIT)      EQUITY
                                          -----  ---------  ----------  ------  ------------  -----------
Consolidated Balance, December 31, 1996   C      1,461,503  $3,825,048  14,625  $(3,430,450)  $1,870,726

Net consolidated (loss)                                  -           -       -     (323,818)    (323,818)

Disposition of subsidiaries                              -      88,740       -            -       88,740
                                                 ---------  ----------  ------  ------------  -----------

Balance December 31, 1997                        1,461,503   3,913,788  14,625   (3,754,268)   1,635,648

Net (loss)                                               -           -       -     (232,506)    (232,506)

Balance, December 31, 1998                       1,461,503  $3,913,788  14,625  $(3,986,774)  $1,403,142
                                                 =========  ==========  ======  ============  ===========


                     The accompanying notes are an integral
                       part of these financial statements

                               ALBARA CORPORATION
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                    AND CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE YEAR ENDED DECEMBER 31, 1997
                   -------------------------------------------


                                                          1998        1997
                                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(232,506)  $(323,818)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                          7,984     308,476
    Write-off of building and equipment                   26,729      12,139
    Changes in operating working capital                 150,802      79,595
                                                       ----------  ----------

    Total adjustments                                    185,515     400,210
                                                       ----------  ----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         (46,991)     76,392
                                                       ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds sale of building                            401,415           -
    Disposition of subsidiaries (net)                          -     (88,740)
    Net activity of subsidiaries                               -     (18,546)
                                                       ----------  ----------

NET CASH FROM (USED) IN INVESTING ACTIVITIES             401,415    (107,286)
                                                       ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short-term and long-term borrowings          -       3,952
    Repayments of short-term and long-term debt         (231,118)          -
                                                       ----------  ----------

NET CASH USED IN FINANCING ACTIVITIES                   (231,118)      3,952
                                                       ----------  ----------

NET INCREASE (DECREASE) IN CASH DURING THE YEARS         123,306     (26,942)

    Cash beginning of year                                 1,684      28,626
                                                       ----------  ----------

    Cash end of year                                   $ 124,990   $   1,684
                                                       ==========  ==========


                     The accompanying notes are an integral
                       part of these financial statements

                                ALBARA CORPORATION
                             STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED DECEMBER 31, 1998
                     AND CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE YEAR ENDED DECEMBER 31, 1997
                   -------------------------------------------


                                                           1998       1997
                                                         ---------  --------
INCREASE (DECREASE) IN CASH FLOW FROM CHANGES
 IN OPERATING WORKING CAPITAL
  Accounts receivable                                    $120,000   $ 36,440
  Accounts payable                                        (65,213)    19,365
  Accrued expenses                                         96,015     23,790
                                                         ---------  --------

CHANGES IN OPERATING WORKING CAPITAL                     $150,802   $ 79,595
                                                         ---------  --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during period for interest                   $ 16,360   $ 22,050

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
  Accounts receivable - affiliate                        $      -   $120,000
  Change in common stock on disposition of subsidiaries  $      -   $ 88,740


                     The accompanying notes are an integral
                       part of these financial statements

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE  A  -     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY  AND  NATURE  OF  BUSINESS
----------------------------------

For 1997, Albara Corporation and its operating subsidiaries (collectively, the Company) markets laser printer consumables and develops, publishes and markets software for the Apple Macintosh microcomputer (the Macintosh), which is manufactured by Apple Computer, Inc. The laser printer consumables and software are sold via direct response marketing, authorized dealers and value added resellers. The Company had two operating subsidiaries, Micro Business Solutions, Inc. (MBSI) and Software Technologies, Inc. (STI). MBSI does business and advertises under the trade name "Hardware That Fits. "STI does business and advertises under the trade name "Helix Technologies." The subsidiaries were disposed of on December 31, 1997 in a non-monetary transaction with Real Provencher. Since 1997, Albara Corporation has not had any operations.

Albara Corporation's ("Albara") financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Albara does not have any operations and does not have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Albara plans to effect a business combination transaction with a privately-held Company that has both history and operating assets. Management believes that sufficient funding will be raised to meet operating needs.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The financial statements for 1997 include the accounts of the Company and it's subsidiaries. Significant intercompany accounts and transactions were eliminated. Certain 1997 amounts have been reclassified to permit comparison to 1998.

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

LAND  AND  BUILDING
-------------------

The land and building were sold in 1998. For 1997, the land and building were stated at cost less accumulated depreciation, which was computed using the straight-line method over 31 years. Expenditures for major acquisitions and improvements are capitalized while expenditures for maintenance and repairs are charged to operations. The cost of assets sold or retired and any related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE  A  -     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------     -----------------------------------------------------------------
CONTINUED
---------

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

REVENUE  RECOGNITION
--------------------

Revenue is recognized when a product is shipped to the customer. The Company has no significant remaining obligations to its customers following the date of shipment. Refunds are allowed on some items within thirty days of the shipment date of the product, and the revenue amounts presented in the accompanying consolidated financial statements are net of all refunds made during the period.

CONCENTRATIONS  OF  CREDIT  RISK
--------------------------------

The Company maintains its cash accounts in a bank. The cash balance is insured by the FDIC up to $100,000. At December 31, 1998 the Company had deposits in excess of $100,000 in a bank.

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

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE  B  -  NOTES  PAYABLE  TO  STOCKHOLDER  /  DIRECTOR

Notes payable to stockholder/director in the amount of $3,314 at December 31, 1998 is the balance due on a note in the original amount of $150,000 due on demand, payable at $12,500 per month, including interest, at a local bank's prime plus 2%. The note calls for accelerated payments and additional interest if the note is in default. Interest has been accrued at the rate of 8%. The note was paid-in-full in 1999.

NOTE  C  -  CAPITAL  STRUCTURE

The Company is authorized to issue any class of stock, including 6,666,667 of Common Stock, no par value, and up to 10,000,000 shares of preferred stock, no par value, in one or more series. In establishing a preferred stock series, the Board of Directors shall assign it a distinctive designation so as to distinguish it from the shares of all other series and classes, shall fix the number of shares in each series, and the preferences, rights and restrictions thereof

The Company has issued six series of preferred stock, designated sequentially as Series A through Series F. All shares of Series A, Series B, Series D and Series E Preferred Stock that were issued have been redeemed and canceled by the Company and are no longer outstanding. The following is a description of the relative rights and privileges of the series of Preferred Stock that were outstanding during 1998.

SERIES  C  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------

The holder of 185 shares of Series C convertible preferred stock (Real Provencher) has the right to 6,407 votes per share. The 185 shares of Series C convertible preferred stock is convertible into approximately 1,185,000 of the Company's common stock at the option of the holder upon the occurrence of certain events including change in control of the Company. The Company has reserved approximately 1,185,000 shares of its common stock for the possible conversion.

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

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE  C  -  CAPITAL  STRUCTURE  CONTINUED

STOCK  WARRANTS
---------------

The Company has granted an aggregate of 33,350 shares of its no par value common stock to be issued upon exercise of warrants issued as compensation for services to former non-employee directors, and for other matters described below.

Following is a summary of the stock warrants activity for the year ended December 31, 1998.

                                      1998
                                    --------
Outstanding at beginning of period   36,684
Granted                                   -
Reissued                                  -
Exercised                                 -
Canceled                             (3,334)
                                    --------

Outstanding at end of period         33,350
                                    ========

Exercisable                          33,350
                                    ========

Price per share                     $  0.50
                                    ========

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

As part of his compensation, Mr. Robert Vallis, as a former non-employee directors, had received various warrants . On January 30, 1995 all of Mr. Vallis' previous warrants were canceled and two warrants were issued to purchase 23,350 shares of the Company's common stock at a price of $.50 per share with a vesting date of January 30, 1995 and expiring in 2005. In addition, he received two warrants for 5,000 shares each to purchase the Company's common stock at $.50 per share. These warrants were issued for time in service as a non-employee director in each of the years 1995 through 1996. Each warrant will become fully vested on the last day of that calendar year, will become immediately exercisable on the first business day of the following year, and will expire ten years after becoming vested.

Mr. Vallis term as a director expired in 1996, as a result, all warrants which had been previously issued for future service expired.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE  C  -  CAPITAL  STRUCTURE  CONTINUED

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

NOTE  D  -  FEDERAL  INCOME  TAXES

Because  of  tax  losses,  the  Company  did  not  pay  any  federal income tax.

Reconciliation of the statutory federal income tax with the income tax provision follows:

                                      1998        1997
                                    ---------  ----------
Income taxes computed at statutory
rates                               $(79,052)  $(110,898)
  Sale of building                    22,704           -
Increase (decrease) in valuation
Allowance:
  Disposition of subsidiaries              -     107,406
  Parent company                      56,348       3,492
                                    ---------  ----------

Taxes on income                     $      -   $       -
                                    =========  ==========

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE  D  -  FEDERAL  INCOME  TAXES  CONTINUED

The Company's deferred tax position reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                      1998
                                   ----------
DEFERRED TAX ASSETS:

  Net operating loss carryforward  $ 179,659
  Liabilities not deducted            36,720
  Valuation allowance               (216,379)

  Total deferred tax asset                 -
                                   ----------

  Net deferred tax asset           $       -
                                   ==========

Deferred  income  tax  benefit  resulted  from  the  following  differences:

                                              1998        1997
                                           ----------  ----------

Sale of building and other deferred items
  applicable to the building               $  36,720   $       -
Liabilities not deducted                      36,720           -
Depreciation                                 (15,957)      2,544
Reduction of deferred tax assets and
  liabilities resulting  from disposition
  of subsidiaries                                  -     352,901
Increase in utilization of net operating
  loss                                      (113,831)     (6,036)
Increase (decrease) valuation allowances:
    Disposition of subsidiaries                    -    (352,901)
    Parent company                            56,348       3,492
                                           ----------  ----------

Total deferred tax expense                 $       -   $       -
                                           ==========  ==========

As of December 31, 1998, the Company has tax loss carryforwards of about $528,400 which, starts expiring in 2008.

                               ALBARA CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

NOTE  E  -  PROCEEDING  UNDER  CHAPTER  11

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

NOTE  F  -  DISPOSITION  OF  SUBSIDIARIES

On December 31, 1997, Albara Corporation ("Albara") disposed of its two subsidiaries in a non-monetary transaction with Real Provencher, President of Albara. At the date of disposition, the subsidiaries had net assets of $245,281, liabilities of $334,021 and sales of $683,319. The 1997 statement of operations has been restated to reflect as discontinued operations for the entire year's operation of the two subsidiaries. The transaction resulted in a net increase to equity of $88,740.

                   ITEM 8. CHANGES IN AND DISAGREEMENTS  WITH
                   ------------------------------------------
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
               ---------------------------------------------------


NONE.

                                    PART III
                                    --------


          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          ------------------------------------------------------------
           PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
           -----------------------------------------------------------


Executive  Officers  and  Directors
---------  --------  ---  ---------

        Name             Age  Position with the Company          Since
-----------------------  ---  ---------------------------------  ---------
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

Summary  of  Experience  and  Responsibilities
----------------------------------------------

     Real  Provencher - Mr.  Provencher has served as President, Chief Executive
     ----------------
Officer, Chief Financial Officer and Director of the Company since November 1988, of Hardware That Fits since August 1989 and of Helix Technologies since March 1992. In addition to his responsibilities as President, Mr. Provencher owns and operates a franchise called "The Alternative Board" specializing in small business consulting and CEO coaching. Mr. Provencher possesses a Master of Management Science degree from Stevens Institute of Technology, as well as Bachelor and Master degrees in Civil Engineering from Tufts University.

     Barbara  A.  Provencher  -  Ms. Provencher was elected as a director of the
     -----------------------
Company in November 1988 and was employed as a sales manager by the Company's subsidiary, Hardware That Fits, from August 1989 through March, 1995. Since
1995, Ms. Provencher has owned and operated a privately held company called "Rolisher & Associates, Inc." which specializes in direct marketing of services to consumers on a national basis. Ms. Provencher is the wife of Mr. Provencher.

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

(2)  Mr.  Shumate  resigned  from  the  Company  in  August,  1997.

License  Agreement
------------------

     In July 1989, the Company entered into a license agreement with Mr. Provencher, President of the Company, covering the license of the tradenames "Software That Fits", "Hardware That Fits" and "Software and Hardware That Fits" by the Company during a ten year period for the aggregate sum of $120,000 to be paid monthly at the rate of $1,000 per month. In 1996, and 1997, Mr. Provencher was paid $12,000 per year in connection with this license agreement. This cash license fee was in addition to the compensation shown above. This liability was retained by the Company's former subsidiary when it was disposed of on December 31, 1997. Therefore, no payment was made by the Company to Mr. Provencher in 1998 in connection with this obligation.

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


Beneficial  Ownership
---------------------

                                               PREFERRED
                                                 STOCK
                            COMMON STOCK       Series C
                           ---------------  ---------------
Name and address             # of   % of     # of    % of
of beneficial owner(1)     shares   Class   shares   Class
-------------------------  ------  -------  ------  -------

Barbara A. Provencher (3)       0       0        0       0
610 South Frazier
Conroe, Texas 77301

Real Provencher (2)        458,020     31%     185  100%(a)
610 South Frazier
Conroe, Texas 77301

All Executive Officers     458,020  31%(a)     185  100%(a)
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

16.1 Letter regarding change in Certifying Accountant (incorporated herein by reference to Albara's Registration Statement No. 33-53708 on Form S-1 dated
       January 12, 1993).

22   * Subsidiaries of the Company.

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

16.1 Letter regarding change in Certifying Accountant (incorporated herein by reference to Albara's Registration Statement No. 33-53708 on Form S-1 dated
       January 12, 1993).

22   * Subsidiaries of the Company.

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