Form 10QSB
period 1999-03-31
ALBARA CORP
filed 1999-06-30
CIK 831669

Washington, D.C. 20549
                                   FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1999


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
(1)  Yes          No  X          (2)  Yes  X           No
        -------     --------             --------        --------

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of a specified date within the past 60 days: $120,000 based on 1,003,483 shares held by non-affiliates and a price of $0.12 per share, which is the average of the bid and ask price listed on the Bulletin Board for a share of stock on June 29, 1999. As of June 29, 1999, 1,461,503 shares of common stock, no par value, were outstanding.

                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------


ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

Financial  Statements
---------------------


     The unaudited financial statements of Albara Corporation for the quarter ended March 31, 1999 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period represented. The Company's independent public accountant has not performed a review of the interim financial information.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1998.


Index  to  Financial  Statements
--------------------------------
                                                                          Page
                                                                          ----

Balance  Sheets  -  Unaudited  March  31,  1999 and Audited                 3
     December  31,  1998

Unaudited  Statements  of  Operations  -  Quarter                           4
     ended  March  31,  1999  and  March  31,  1998

Unaudited  Statements  of  Cash  Flows  -                                   5
     Quarter  ended  March 31,  1999 and March 31, 1999

Notes  to  Financials                                                       6


ALBARA  CORPORATION
BALANCE  SHEETS
Unaudited March 31, 1999, and Audited December 31, 1998


                                                              3/31/99       12/31/98
                                                            ------------  ------------
ASSETS
      Cash                                                  $    45,193   $   124,990

    TOTAL ASSETS                                            $    45,193   $   124,990
                                                            ============  ============

    LIABILITIES AND EQUITY

      Current Liabilities
        Accrued Expenses                                    $     4,785   $    38,285
        Accrued Compensation - officer                          133,753       141,752
        Notes Payable                                                 0         3,314
                                                            ------------  ------------
      Total Current Liabilities                                 138,538       183,351

    TOTAL LIABILITIES                                           138,538       183,351
                                                            ------------  ------------

    STOCKHOLDERS' EQUITY

      Preferred stock, Series C, convertible, no par                  0             0
        value per share, 185 shares authorized, 185
        shares issued.
      Preferred stock, Series F, convertible, no par value       14,625        14,625
        per share, 250 shares authorized, 195
        shares issued.
      Common Stock, no par value per share,                   3,913,788     3,913,788
        6,666,667 shares authorized and
        1,461,503 shares issued.
      Accumulated Deficit                                    (4,021,758)   (3,986,774)
                                                            ------------  ------------

    TOTAL EQUITY                                                (93,345)      (58,361)
                                                            ------------  ------------


    TOTAL LIABILITIES AND EQUITY                            $    45,193   $   124,990
                                                            ============  ============


ALBARA  CORPORATION
UNAUDITED  STATEMENTS  OF  OPERATIONS
Quarter  ended  March  31,  1999  and  1998


                                                  Quarter          Quarter
                                               Ended 3/31/99    Ended 3/31/98
                                              ---------------  ---------------
SALES                                         $            0   $            0

GENERAL AND ADMINISTRATIVE EXPENSES
  Professional Fees                                       96               93
  Personnel                                           33,000           33,000
  Insurance                                              787            2,114
  Property Taxes                                           0                0
  Other                                                  762            1,506
  Depreciation                                             0            3,992
                                              ---------------  ---------------
    Total General & Administrative Expenses           34,645           40,705

LOSS FROM OPERATIONS                                 (34,645)         (40,705)
                                              ---------------  ---------------

OTHER INCOME (EXPENSE)
  Interest income                                        728                0
  Interest expense                                       (66)          (4,472)
  Other                                                    0                0
                                              ---------------  ---------------
    Total Other Income (Expense)                         661           (4,472)

NET LOSS BEFORE FEDERAL INCOME TAX                   (33,983)         (45,178)
                                              ---------------  ---------------

FEDERAL INCOME TAX EXPENSE                                 0                0

NET LOSS                                            ($33,983)        ($45,178)
                                              ===============  ===============

LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE
    Basic                                             ($0.02)          ($0.02)
    Diluted                                           ($0.02)          ($0.02)

AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES
    Basic                                          1,461,503        1,461,503
    Diluted                                        1,481,003        1,481,003


ALBARA  CORPORATION
STATEMENTS  OF  CASH  FLOWS
Quarter  ended  March  31,  1999  and  1998


                                                            Quarter Ended
                                                     ---------------------------
                                                         3/31/99       3/31/98
                                                     ---------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                      ($33,983)   ($45,178)
    Adjustments to reconcile net income
      to net cash provided by operating activities
      Depreciation and Amortization                               0       3,992
      Increase (Decrease) in cash from changes in           (41,499)    101,374
                                                     ---------------  ----------
         operating working capital

    Total Adjustments                                       (41,499)    105,366
                                                     ---------------  ----------

  NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES          (75,482)     60,188
                                                     ---------------  ----------

  NET CASH FROM (USED) IN INVESTING ACTIVITIES                    0           0

  CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of short-term and long-term debt              (4,315)    (10,535)
                                                     ---------------  ----------

  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (4,315)    (10,535)
                                                     ---------------  ----------

  NET INCREASE (DECREASE) IN CASH                           (79,797)     49,653

      CASH, BEGINNING                                       124,990       1,684
                                                     ---------------  ----------

      CASH, ENDING                                   $       45,193   $  51,337
                                                     ===============  ==========


  INCREASE (DECREASE) IN CASH FROM CHANGES
    IN OPERATING WORKING CAPITAL
    Accounts Receivable - Affiliate                               0     120,000
    Accrued Expenses                                        (33,500)    (29,657)
    Accrued Compensation - officer                           (7,999)     11,031
                                                     ---------------  ----------

                                                           ($41,499)  $ 101,374
                                                     ===============  ==========
  SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION
    Cash paid during quarter for interest            $           66   $   4,472
    Cash paid during quarter for income taxes                     0           0

                               ALBARA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER ENDED MARCH 31, 1999
                     AND THE YEAR ENDED DECEMBER 31, 1998



NOTE   A  -  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows as of March 31, 1999 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. No significant changes in accounting principles have occurred subsequent to December 31, 1998.

The results of operation for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


     Albara Corporation ("Albara") is a Colorado corporation organized in January, 1988. Albara has always been a holding company and has never conducted any operations directly. Prior to 1998, Albara, through its former operating subsidiaries, Micro Business Solutions, Inc., d/b/a "Hardware That Fits", and Software Technologies, Inc., d/b/a "Helix Technologies", marketed laser printer consumables and developed, published and marketed software for the Apple
Macintosh microcomputer (the "Macintosh") which is manufactured by Apple Computer, Inc. ("Apple"). Marketing of its products was performed via direct response marketing, authorized dealers and value-added resellers. Direct response marketing is a segment of the retail business where sales are solicited via advertising and direct mailings supplemented by telephone communications with little or no face-to-face contact between the seller and the buyer.

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


       Results of Operations: Quarter Ended March 31, 1999 Compared to the
       -------------------------------------------------------------------
                          Quarter Ended March 31, 1998
                          ----------------------------

     The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this Form 10-QSB and in the Company's 1998 annual report on Form 10-KSB. The operations of the Company were discontinued in December 1997, and the subsidiaries conducting those operations were disposed of at that time. The Company has not conducted business operations of any kind since the disposition of these operating subsidiaries. Since December 31, 1997, the Company has been a development stage company with no operations.

     Sales: The Company is a development stage holding company with no sales or revenues.

     General and administrative expenses: General and administrative expenses for the quarter ended March 31, 1999, decreased $6,000, from $41,000 to $35,000, a 15% decrease compared to first quarter of 1998. This decrease is attributed to the sale of the Company's building and property in November 1998. In 1999, insurance expenses will be substantially reduced and the Company will not incur depreciation expenses associated with the property.

Net Income/Loss: Net loss for the quarter ended March 31, 1999 was $34,000 as compared to net loss of $45,000 in the first quarter of 1998. This improvement is attributed to the sale of the Company's building and property in November 1998. In 1999, insurance expenses will be substantially reduced, no mortgage interest will be expensed and the Company will not incur depreciation expenses associated with the property,


Liquidity  and  Capital  Resources
----------------------------------

     Since inception, the Company has suffered from limited availability of working capital. Bank lines of credit have been limited and in some instances have required the personal guaranty of the Company's President, Mr. Provencher. Over the past few years, the Company has not had access to any external sources of working capital. All working capital requirements have been met by internally generated cash flows from the sale of its Helix technology and real property as described below.

     On April 16, 1993, the Company entered into a loan transaction with Barbara
A. Provencher, Secretary and Director of the Company. The Company borrowed $150,000 bearing interest at prime rate plus 2% (i.e., 8% per annum in 1998). The Company agreed to make monthly principal and interest installment payments of $12,500 with a final payment of the remaining principal and interest due on October 15, 1993. The Company repaid this obligation in full in early 1999. At December 31, 1998, the note payable had a balance of approximately $3,000.

     On December 31, 1997, the Company sold its Helix technology along with related trademarks and copyrights to an independent third party, The Chip Merchant for the sum of $120,000. After the completion of that sale the subsidiary was disposed of. The cash from the sale of Helix technology was paid to the Company in early January 1998 (see below).

     On December 31, 1997, the Company disposed of its two operating subsidiaries to the President of the Company, Mr. R al Provencher. The transaction was a non-cash transaction resulting in transferring $245,000 in assets and $334,000 in liabilities to Mr. Provencher for a net increase to the Company's stockholder equity of $89,000. In addition, in early January 1998, one of the Company's former operating subsidiaries now owned by Mr. Provencher, paid the Company $120,000 from the proceeds of the sale of Helix technology in satisfaction of its outstanding liability to the Company.

     In November 1998, the Company sold its land and building for the sum of $401,000 net of certain selling expenses. After repayment of the outstanding mortgage balance and taxes of $177,000, this transaction provided the Company $216,000 of cash.

     As of December 31, 1998, the Company had net tax loss carryforwards of approximately $528,000 which begin to expire in 2008. (See Note D in the Financial Statements and related notes included in the Company's 1998 annual report on Form 10-KSB for additional information about the Company's tax position).

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

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------
                            ITEM 1. LEGAL PROCEEDINGS
                            -------------------------


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


                          ITEM 2. CHANGES IN SECURITIES
                          -----------------------------

     None.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                     ---------------------------------------

     None.


           ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ----------------------------------------------------------

     None.


                            ITEM 5. OTHER INFORMATION
                            -------------------------

     None.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                    ----------------------------------------


a.)  EXHIBITS

     None.

b.)  REPORTS  ON  FORM  8-K

     None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ALBARA  CORPORATION




                                   By: /s/ REAL  PROVENCHER
                                       ------------------------
                                           Real  Provencher
                                           President and Chief Financial Officer

                                   DATE:  June  30,  1999