Form 10QSB
period 1999-06-30
ALBARA CORP
filed 1999-08-12
CIK 831669

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Six Months ended June 30, 1999


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
(1)  Yes             No     X             (2)  Yes     X         No
          ------         -------                    --------         -------

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of a specified date within the past 60 days: $361,000 based on 1,003,483 shares held by non-affiliates and a price of $0.36 per share, which is the average of the bid and ask price listed on the Bulletin Board for a share of stock on August 2, 1999. As of August 2, 1999, 1,461,503 shares of common stock, no par value, were outstanding.




                               PAGE 1 OF 15 PAGES.
                                THE EXHIBIT INDEX
                               APPEARS ON PAGE 14.

                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------


ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

Financial  Statements
---------------------


     The unaudited financial statements of Albara Corporation for the six months ended June 30, 1999 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period represented. The Company's independent public accountant has not performed a review of the interim financial information.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1998.

Index to Financial Statements
-----------------------------------------------------------
                                                             Page
                                                             ----
Balance Sheets - Unaudited June 30, 1999 and Audited            3
  December 31, 1998

Unaudited Statements of Operations - Quarter and Six Months     4
  ended June 30, 1999 and June 30, 1998

Unaudited Statements of Cash Flows -Six Months                  6
  ended June 30, 1999 and June 30, 1998

Notes to Financials                                             7

ALBARA  CORPORATION
BALANCE  SHEETS
Unaudited  June  30,  1999,  and  Audited  December  31,  1998



                                                         6/30/99     12/31/98
                                                        ----------  ----------

ASSETS

    Cash                                                $  10,200   $ 124,990

TOTAL ASSETS                                            $  10,200   $ 124,990
                                                        ==========  ==========

LIABILITIES AND EQUITY

  Current Liabilities
    Accrued Expenses                                    $   7,102   $  38,285
    Accrued Compensation - officer                         130853      141752
    Notes Payable                                               0        3314
                                                        ----------  ----------
  Total Current Liabilities                                137955      183351

TOTAL LIABILITIES                                          137955      183351
                                                        ----------  ----------

STOCKHOLDERS' EQUITY

  Preferred stock, Series C, convertible, no par                0           0
    value per share, 185 shares authorized, 185
    shares issued.
  Preferred stock, Series F, convertible, no par value      14625       14625
    per share, 250 shares authorized, 195
    shares issued.
  Common Stock, no par value per share,                   3913788     3913788
    6,666,667 shares authorized and
    1,461,503 shares issued.
  Accumulated Deficit                                    (4056168)   (3986774)
                                                        ----------  ----------

TOTAL EQUITY                                              (127755)     (58361)
                                                        ----------  ----------


TOTAL LIABILITIES AND EQUITY                            $  10,200   $ 124,990
                                                        ==========  ==========

ALBARA  CORPORATION
UNAUDITED  STATEMENTS  OF  OPERATIONS
Quarter  and  Six  Months  ended  June  30,  1999  and  1998



                                                          Quarter          Quarter         6 Months         6 Months
                                                       Ended 6/30/99    Ended 6/30/98    Ended 6/30/99    Ended 6/30/98
                                                      ---------------  ---------------  ---------------  ---------------
SALES                                                 $            0   $            0   $            0   $            0

GENERAL AND ADMINISTRATIVE EXPENSES
  Professional Fees                                            2,317              483            2,412              576
  Personnel                                                   33,300           33,000           66,300           66,000
  Insurance                                                      871            1,884            1,657            3,997
  Property Taxes                                                   0                0                0                0
  Other                                                        3,054            1,334            3,818            2,842
  Depreciation                                                     0            3,992                0            7,984
                                                      ---------------  ---------------  ---------------  ---------------
    Total General & Administrative Expenses                   39,542           40,693           74,187           81,399

LOSS FROM OPERATIONS                                         (39,542)         (40,693)         (74,187)         (81,399)
                                                      ---------------  ---------------  ---------------  ---------------

OTHER INCOME (EXPENSE)
  Interest income                                                217                0              944                0
  Interest expense                                                 0           (3,476)             (66)          (7,948)
  Other                                                        4,915                0            4,915                0
                                                      ---------------  ---------------  ---------------  ---------------
    Total Other Income (Expense)                               5,132           (3,476)           5,793           (7,948)

NET LOSS BEFORE FEDERAL INCOME TAX                           (34,410)         (44,169)         (68,394)         (89,347)
                                                      ---------------  ---------------  ---------------  ---------------

FEDERAL INCOME TAX EXPENSE                                         0                0                0                0

NET LOSS                                                    ($34,410)        ($44,169)        ($68,394)        ($89,347)
                                                      ===============  ===============  ===============  ===============



ALBARA CORPORATION
UNAUDITED STATEMENTS OF OPERATIONS
Quarter and Six Months ended June 30, 1999 and 1998
                                                      Quarter          Quarter                6 Months         6 Months
                                                      Ended 6/30/99    Ended 6/30/98    Ended 6/30/99    Ended 6/30/98
                                                      ---------------  ---------------  ---------------  ---------------

LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE
    Basic                                                     ($0.02)          ($0.03)          ($0.05)          ($0.06)
    Diluted                                                   ($0.02)          ($0.03)          ($0.05)          ($0.06)

AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES
    Basic                                                  1,461,503        1,461,503        1,461,503        1,461,503
    Diluted                                                1,481,003        1,481,003        1,481,003        1,481,003

ALBARA  CORPORATION
STATEMENTS  OF  CASH  FLOWS
Six  Months  ended  June  30,  1999  and  1998

                                                     Six  Months  Ended
                                                   ----------------------
                                                     6/30/99     6/30/98
                                                   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                 ($68,394)   ($89,347)
  Adjustments to reconcile net income
    to net cash provided by operating activities
    Depreciation and Amortization                          0       7,984
    Increase (Decrease) in cash from changes in      (42,082)    185,271
                                                   ----------  ----------
       operating working capital

  Total Adjustments                                  (42,082)    193,255
                                                   ----------  ----------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES    (110,476)    103,908
                                                   ----------  ----------

NET CASH FROM (USED) IN INVESTING ACTIVITIES               0           0

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of short-term and long-term debt         (4,314)     21,313
                                                   ----------  ----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      (4,314)     21,313
                                                   ----------  ----------

NET INCREASE (DECREASE) IN CASH                     (114,790)    125,221

    CASH, BEGINNING                                  124,990       1,684
                                                   ----------  ----------

    CASH, ENDING                                   $  10,200   $ 126,905
                                                   ==========  ==========


INCREASE (DECREASE) IN CASH FROM CHANGES
  IN OPERATING WORKING CAPITAL
  Accounts Receivable - Affiliate                          0     120,000
  Accrued Expenses                                   (31,183)     26,571
  Accrued Compensation - officer                     (10,899)     38,700
                                                   ----------  ----------

                                                    ($42,082)  $ 185,271
                                                   ==========  ==========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
  Cash paid during six months for interest         $      66   $   7,948
  Cash paid during six months for income taxes             0           0

                               ALBARA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER AND SIX MONTHS ENDED
               JUNE 30, 1999 AND THE YEAR ENDED DECEMBER 31, 1998



NOTE   A  -  BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows as of June 30, 1999 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. No significant changes in accounting principles have occurred subsequent to December 31, 1998.

     The results of operation for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

       Results of Operations: Quarter Ended June 30, 1999 Compared to the
       ------------------------------------------------------------------
                           Quarter Ended June 30, 1998
                           ---------------------------

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

     General and administrative expenses: General and administrative expenses for the quarter ended June 30, 1999, decreased $1,000, from $41,000 to $40,000, a 2% decrease compared to the second quarter of 1998. This decrease is attributed to the reduction in depreciation and insurance expenses as a result of the sale of the Company's building and property in November 1998 offset by an increase in legal and other expenses associated with producing the annual report. In 1999, insurance expenses will be substantially reduced and the Company will not incur depreciation expenses associated with the property.

     Net Income/Loss: Net loss for the quarter ended June 30, 1999 was $34,000 as compared to net loss of $44,000 in the second quarter of 1998. This improvement is attributed to reduced depreciation and insurance expenses as a result of the sale of the Company's building and property in November 1998 and a $5,000 one-time recovery of cash paid in 1993 for services from a third party that were never received, offset by an increase in legal and other expenses associated with producing the annual report. In 1999, insurance expenses will be substantially reduced, no mortgage interest will be expensed and the Company will not incur depreciation expenses associated with the property.


      Results of Operations: Six Months Ended June 30, 1999 Compared to the
      ---------------------------------------------------------------------
                         Six Months Ended June 30, 1998
                         ------------------------------


     Sales: The Company is a development stage holding company with no sales or revenues.

     General and administrative expenses: General and administrative expenses for the six months ended June 30, 1999, decreased $7,000, from $81,000 to $74,000, a 9% decrease compared to the first six months of 1998. This decrease is attributed to the reduction in depreciation and insurance expenses as a result of the sale of the Company's building and property in November 1998 offset by an increase in legal and other expenses associated with producing the annual report. In 1999, insurance expenses will be substantially reduced and the Company will not incur depreciation expenses associated with the property.

Net Income/Loss: Net loss for the six months ended June 30, 1999 was $68,000 as compared to net loss of $89,000 in the first six months of 1998. This improvement is attributed to reduced depreciation and insurance expenses as a result of the sale of the Company's building and property in November 1998 and a $5,000 one-time recovery of cash paid in 1993 for services from a third party that were never received, offset by an increase in legal and other expenses associated with producing the annual report. In 1999, insurance expenses will be substantially reduced, no mortgage interest will be expensed and the Company will not incur depreciation expenses associated with the property.


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

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------
                            ITEM 1. LEGAL PROCEEDINGS
                            -------------------------


     Suit was filed by The Chip Merchant against the Company, the Company's President, Mr. Provencher, and the Company's former subsidiary, Software Technologies, Inc., in September, 1998, in the 359th District Court of Montgomery County, Texas, for unspecified damages alleging that certain items sold to The Chip Merchant in December, 1997, were never delivered. This lawsuit was withdrawn by The Chip Merchant in May, 1999. A final order dismissing the lawsuit was executed by the court on June 28, 1999.


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


          ALBARA  CORPORATION




          By:    /s/  REAL  PROVENCHER
              ------------------------
                      Real  Provencher
                      President  and  Chief  Financial  Officer

          DATE:  August  12,  1999