Form 10QSB
period 1999-09-30
ALBARA CORP
filed 1999-11-16
CIK 831669

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Nine Months ended September 30, 1999


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
(1)  Yes       No  X     (2) Yes  X     No
         ---      ---            ---       ---

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of a specified date within the past 60 days: $361,000 based on 1,003,483 shares held by non-affiliates and a price of $0.36 per share, which is the average of the bid and ask price listed on the Bulletin Board for a share of stock on November 3, 1999. As of November 3, 1999, 2,061,503 shares of common stock, no par value, were outstanding.


                               PAGE 1 OF 13 PAGES.
                                THE EXHIBIT INDEX
                               APPEARS ON PAGE 12.

                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------


ITEM  1.  FINANCIAL  STATEMENTS
- -------------------------------

Financial  Statements
- ---------------------


     The unaudited financial statements of Albara Corporation for the nine months ended September 30, 1999 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period represented. The Company's independent public accountant has not performed a review of the interim financial information.

     It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1998.


Index  to  Financial  Statements
- --------------------------------
                                                                           Page
                                                                           ----

Balance  Sheets  -  Unaudited  September  30,  1999  and  Audited             3
     December  31,  1998

Unaudited  Statements  of  Operations  -  Quarter  and  Nine  Months          4
     ended  September  30,  1999  and  September  30,  1998

Unaudited  Statements  of  Cash  Flows  -Nine  Months                         6
     ended  September  30,  1999  and  September  30,  1998

Notes  to  Financials                                                         7


ALBARA  CORPORATION
BALANCE  SHEETS
Unaudited September 30, 1999, and Audited December 31, 1998


                                                              9/30/99       12/31/98
                                                            ------------  ------------
ASSETS

      Cash                                                  $       450   $   124,990

    TOTAL ASSETS                                            $       450   $   124,990
                                                            ============  ============

    LIABILITIES AND EQUITY

      Current Liabilities
        Accrued Expenses                                    $    14,925   $    38,285
        Accrued Compensation - officer                                0       141,752
        Notes Payable                                                 0         3,314
                                                            ------------  ------------
      Total Current Liabilities                                  14,925       183,351

    TOTAL LIABILITIES                                            14,925       183,351
                                                            ------------  ------------

    STOCKHOLDERS' EQUITY

      Preferred stock, Series C, convertible, no par                  0             0
        value per share, 185 shares authorized, 185
        shares issued.
      Preferred stock, Series F, convertible, no par value       14,625        14,625
        per share, 250 shares authorized, 195
        shares issued.
      Common Stock, no par value per share,                   3,928,788     3,913,788
        6,666,667 shares authorized and
        2,061,503 shares issued.
      Accumulated Deficit                                    (3,957,888)   (3,986,774)
                                                            ------------  ------------

    TOTAL EQUITY                                                (14,475)      (58,361)
                                                            ------------  ------------


    TOTAL LIABILITIES AND EQUITY                            $       450   $   124,990
                                                            ============  ============


ALBARA  CORPORATION
UNAUDITED  STATEMENTS  OF  OPERATIONS
Quarter  and  Nine  Months  ended  September  30,  1999  and  1998


                                                                Quarter          Quarter         9 Months        9 Months
                                                             Ended 9/30/99    Ended 9/30/98    Ended 9/30/99   Ended 9/30/98
                                                            ---------------  ---------------  ---------------  -------------
SALES                                                             $0               $0               $0             $0
GENERAL AND ADMINISTRATIVE EXPENSES
  Professional Fees                                                  7,823                0           10,235          576
  Personnel                                                            900           33,000           67,200       99,000
  Insurance                                                              0            2,568            1,657        6,565
  Property Taxes                                                         0                0                0            0
  Other                                                              3,051              201            6,869        3,043
  Depreciation                                                           0            3,992                0       11,976
                                                            ---------------  ---------------  ---------------  -----------
    Total General & Administrative Expenses                         11,774           39,761           85,961      121,160

LOSS FROM OPERATIONS                                               (11,774)         (39,761)         (85,961)    (121,160)
                                                            ---------------  ---------------  ---------------  -----------

OTHER INCOME (EXPENSE)
  Interest income                                                        0                0              944            0
  Interest expense                                                       0           (2,182)             (66)     (10,130)
  Other                                                                201                0            5,116            0
                                                            ---------------  ---------------  ---------------  -----------
    Total Other Income (Expense)                                       201           (2,182)           5,994      (10,130)

NET LOSS BEFORE FEDERAL INCOME TAX                                 (11,573)         (41,943)         (79,967)    (131,290)
                                                            ---------------  ---------------  ---------------  -----------
    AND EXTRAORDINARY GAIN

FEDERAL INCOME TAX EXPENSE                                               0                0                0            0

NET LOSS BEFORE EXTRAORDINARY GAIN                                ($11,573)        ($41,943)        ($79,967)   ($131,290)

ALBARA CORPORATION
UNAUDITED STATEMENTS OF OPERATIONS
Quarter and Nine Months ended September 30, 1999 and 1998

                                                                Quarter          Quarter         9 Months        9 Months
                                                             Ended 9/30/99    Ended 9/30/98    Ended 9/30/99   Ended 9/30/98
                                                            ---------------  ---------------  ---------------  -------------
EXTRAORDINARY GAIN                                          $      109,853                0   $      109,853            0
    Forgiveness of debt

NET INCOME (LOSS)                                           $       98,280         ($41,943)  $       29,886    ($131,290)
                                                            ===============  ===============  ===============  =============

LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE
    Basic before extraordinary gain                                 ($0.01)          ($0.03)          ($0.05)      ($0.09)
    Extraordinary gain                                      $         0.05   $         0.00   $         0.07   $     0.00
    Basic                                                   $         0.05           ($0.03)  $         0.02       ($0.09)

    Diluted before extraordinary gain                               ($0.01)          ($0.03)          ($0.05)      ($0.09)
    Extraordinary gain                                      $         0.05   $         0.00   $         0.07   $     0.00
    Diluted                                                 $         0.05           ($0.03)  $         0.02       ($0.09)


AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES
    Basic                                                        2,061,503        1,461,503        1,661,503    1,461,503
    Diluted                                                      2,081,003        1,481,003        1,681,003    1,481,003


ALBARA  CORPORATION
STATEMENTS  OF  CASH  FLOWS
Nine  Months  ended  September  30,  1999  and  1998


                                                        Nine Months Ended
                                                     -----------------------
                                                      9/30/99      9/30/98
                                                     ----------  -----------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                $  29,886    ($131,290)
    Adjustments to reconcile net income
      to net cash provided by operating activities
      Foregiveness of debt                            (109,853)           0
      Depreciation and Amortization                          0       11,976
      Increase (Decrease) in cash from changes in      (35,259)     153,058
                                                     ----------  -----------
         operating working capital

    Total Adjustments                                 (145,112)     165,034
                                                     ----------  -----------

  NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES    (115,226)      33,744
                                                     ----------  -----------

  NET CASH FROM (USED) IN INVESTING ACTIVITIES               0            0

  CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of short-term and long-term debt         (9,314)     (32,332)
                                                     ----------  -----------

  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      (9,314)     (32,332)
                                                     ----------  -----------

  NET INCREASE (DECREASE) IN CASH                     (124,540)       1,412

      CASH, BEGINNING                                  124,990        1,684
                                                     ----------  -----------

      CASH, ENDING                                   $     450   $    3,096
                                                     ==========  ===========

  INCREASE (DECREASE) IN CASH FROM CHANGES
    IN OPERATING WORKING CAPITAL
    Accounts Receivable - Affiliate                          0      120,000
    Accrued Expenses                                   (23,360)     (38,642)
    Accrued Compensation - officer                     (11,899)      71,700
                                                     ----------  -----------

                                                      ($35,259)  $  153,058
                                                     ==========  ===========
  SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION
    Cash paid during nine months for interest        $      66   $   10,138
    Cash paid during nine months for income taxes            0            0
    Issuance of 600,000 shares of common stock          15,000            0

               See  accompanying  notes


               Assumes AO Def Off went from $18,405 in1989 to $0 in 1990 Assumes payments of Def Off were $4,393 more than the reduction in AP Def Off

                               ALBARA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTER AND NINE MONTHS ENDED
                             SEPTEMBER 30, 1999 AND
                        THE YEAR ENDED DECEMBER 31, 1998



NOTE   A  -  BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows as of September 30, 1999 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. No significant changes in accounting principles have occurred subsequent to December 31, 1998.

     The results of operation for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

     Results of Operations: Quarter Ended September 30, 1999 Compared to the
     -----------------------------------------------------------------------
                        Quarter Ended September 30, 1998
                        --------------------------------

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

     General and administrative expenses: General and administrative expenses for the quarter ended September 30, 1999, decreased $28,000, from $40,000 to $12,000, a 70% decrease compared to the third quarter of 1998. This decrease is attributed to eliminating officer salaries of $33,000 per quarter and a reduction in depreciation and insurance expenses as a result of the sale of the Company's building and property in November 1998 offset by an increase in legal and other expenses associated with producing the annual report and preparing for an acquisition. In 1999, insurance expenses will be substantially reduced and the Company will not incur depreciation expenses associated with the property.

     Extraordinary gain: On July 1, 1999, the Company agreed to issue 600,000 shares of common stock to Mr. Provencher, President of the Company, to resolve the Company's outstanding accrued compensation balance of $130,853 at June 30, 1999. Based on the bid and ask prices of its stock on the date awarded, the shares were recorded as having a value of $15,000. A total of $6,000 was paid in cash and the remaining $109,853 was recorded as an extraordinary gain.

     Net Income/Loss: Net income for the quarter ended September 30, 1999 was $98,000 as compared to net loss of $42,000 in the third quarter of 1998. This improvement is attributed to: (i) an extraordinary gain of $110,000; (ii) eliminating officer salaries of $33,000 per quarter in the third quarter of 1999; and (iii) reduced depreciation and insurance expenses as a result of the sale of the Company's building and property in November 1998.


   Results of Operations: Nine Months Ended September 30, 1999 Compared to the
   ---------------------------------------------------------------------------
                      Nine Months Ended September 30, 1998
                      ------------------------------------

     Sales: The Company is a development stage holding company with no sales or revenues.

     General and administrative expenses: General and administrative expenses for the nine months ended September 30, 1999, decreased $35,000, from $121,000 to $86,000, a 29% decrease compared to the first nine months of 1998. This decrease is attributed to eliminating officer salaries of $33,000 per quarter in the third quarter of 1999 and the reduction in depreciation and insurance expenses as a result of the sale of the Company's building and property in November 1998 offset by an increase in legal and other expenses associated with producing the annual report and preparing for an acquisition. In 1999, insurance expenses will be substantially reduced and the Company will not incur depreciation expenses associated with the property.

     Extraordinary gain: On July 1, 1999, the Company agreed to issue 600,000 shares of common stock to Mr. Provencher, President of the Company, to resolve the Company's outstanding accrued compensation balance of $130,853 at June 30, 1999. Based on the bid and ask prices of its stock on the date awarded, the shares were recorded as having a value of $15,000. A total of $6,000 was paid in cash and the remaining $109,853 was recorded as an extraordinary gain.

Net Income/Loss: Net income for the nine months ended September 30, 1999 was $30,000 as compared to a net loss of $131,000 in the first nine months of 1998. This improvement is primarily attributed to: (i) an extraordinary gain of $110,000; (ii) eliminating officer salaries of $33,000 per quarter in the third quarter of 1999; and (iii) reduced depreciation and insurance expenses as a result of the sale of the Company's building and property in November 1998.

Liquidity  and  Capital  Resources
- ----------------------------------

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

     On July 1, 1999, the Company agreed to issue 600,000 shares of common stock to Mr. Provencher, President of the Company, to resolve the Company's outstanding accrued compensation balance of $130,853 at June 30, 1999. Based on the bid and ask prices of its stock on the date awarded, the shares were recorded as having a value of $15,000. The remaining $115,853 was recorded in the financial records of the Company as an extraordinary gain.

Plan  of  Operation
- -------------------

     The  Company  does  not  currently  have  any  external  sources of working capital. The Company's officers and directors (the "Management") have not entered into any commitments for research and development or for capital expenditures. However, the limited working capital availability of the company will suffice to cover general and administrative expenses excluding salaries for its officers throughout the remainder of this year. No additional employees are  expected  in  the  foreseeable  future.

While the Company has not engaged in any business activities since December 1997, Management believes that it may be possible to recover some value for the stockholders by restructuring the Company to effect a business combination transaction with a suitable privately-held company that has both business history and operating assets.

     On September 3, 1999, the Company entered into a binding letter of intent to acquire Leapfrog Smart Products, Inc., ("LEAPFROG") a private corporation headquartered in Orlando, Florida. LEAPFROG is dedicated to designing, developing, licensing and marketing Smart Card applications and related database management systems and services. The Smart Card is a wallet-sized plastic card with an embedded computer chip carrying a myriad of accessible data that is retrievable on demand and capable of fully integrating a variety of everyday functions with strict security features.

     On October 25, 1999, the Company entered into a Plan and Agreement of Merger to acquire LEAPFROG. This transaction will be structured as a reverse acquisition whereby the existing shareholders of LEAPFROG will obtain control of the Company. The Company intends to call a shareholders' meeting for the purpose of effecting a 1 for 10 reverse split of the Company's common stock, increasing the number of authorized shares of common stock, changing the name of the Company from "Albara Corporation" to "Leapfrog Smart Products, Inc." and electing a new Board of Directors to take office on the effective date of the acquisition. The acquisition shall become effective shortly after the completion of the Company's shareholder meeting. On the effective date, the shareholders of LEAPFROG shall receive 4,717,559 shares of the Company's common stock. In addition, the Company shall reserve 1,511,950 shares of common stock for possible issuance in connection with LEAPFROG options and warrants. The existing shareholders of the Company shall hold 397,671 shares of the Company's common stock.

Upon completion of this business combination transaction, there can be no assurance that the combined companies will have sufficient funds to undertake any significant development, marketing and manufacturing activities. Accordingly, the combined companies may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the combined companies might be required to issue a substantial equity position. There is no assurance that the combined companies will be able to obtain additional financing on terms acceptable to the combined companies.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------
                            ITEM 1. LEGAL PROCEEDINGS
                            -------------------------

     None.

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

     None.

                            ITEM 5. OTHER INFORMATION
                            -------------------------

     None.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                    ----------------------------------------

a.)  EXHIBITS

     None.

b.)  REPORTS  ON  FORM  8-K

     Filed November 3, 1999, Item 5, Other Events, Exhibit 10.20-Plan and Agreement of Merger.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ALBARA  CORPORATION




                                   By:    /s/  REAL  PROVENCHER
                                       ------------------------
                                   Real  Provencher
                                   President  and  Chief  Financial  Officer

                                   DATE:  November  15,  1999