Form 10KSB
period 1999-12-31
LEAPFROG SMART PRODUCTS INC
filed 2000-04-14
CIK 831669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        ------------    ------------

         Commission file number: 000-20786

                          LEAPFROG SMART PRODUCTS, INC.
                           formerly Albara Corporation
                 (Name of small business issuer in its charter)

          COLORADO                                             84-1076959
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1011 Maitland Center Commons, Maitland , Florida                 32751
------------------------------------------------              ----------
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's telephone number (407) 838-0400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

                                      NONE

Securities registered pursuant to section 12(g) of the Securities Exchange Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                      ------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]        No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $ 121,533

The aggregate market value of the 5,185,179 shares of Common Stock held by non-affiliates was ($1,296,294) as of March 31, 2000. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the book value of such shares on such date.

As of March 31, 2000, 5,996,495 shares of the issuer's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are incorporated by reference into this report:

1. Information required by Part III of this Form 10-KSB is incorporated by reference by the Company from its Definitive Information Statement on
         Schedule 14C filed with the Commission on January 18, 2000.

             Transitional Small Business Disclosure Format: Yes  No X

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Leapfrog Smart Products, Inc.--Description of the Business

Founded in April of 1996, Leapfrog Smart Products, Inc. ("LEAPFROG" or the "Company") is a Florida corporation dedicated to designing, developing, licensing, and marketing Smart card applications and related database management systems and services. The Smart card is a wallet-sized plastic card with an embedded computer chip carrying a myriad of accessible data that is retrievable on demand and capable of fully integrating a variety of everyday functions with strict security features. Just like Microsoft writes software to operate PCs, LEAPFROG writes software to make computers called "Smart cards" work.

LEAPFROG merged with Albara Corporation ("ALBARA") effective February 18, 2000 through a reverse acquisition whereby the existing shareholders of LEAPFROG obtained control of ALBARA. The transaction was approved by the shareholders at ALBARA's annual meeting held on January 28, 2000. ALBARA was development stage company with no ongoing operations. It was traded under the stock symbol "ALBR" which has now been changed to "FROG".

At ALBARA's Annual Shareholder meeting, the shareholders approved effecting a 1 for 7 reverse split of the Company's common stock, increasing the number of authorized shares of common stock, no par value, to 30,000,000, increasing the number of authorized shares of preferred stock, no par value, to 10,000,000, changing the name of ALBARA to "Leapfrog Smart Products, Inc.", electing a new Board of Directors, and modifying ALBARA's Incentive Stock Option Plan, all of which were conditions to closing the acquisition of LEAPFROG.

LEAPFROG had 27 full-time and three part-time employees and a growing sales representative network at December 31, 1999. The engineering department was comprised of nine full-time employees and the three part-time employees. A total of ten employees were associated with administrative roles. The sales and marketing team was comprised of eight people, which is expected to increase when the sales and marketing plan is implemented.

In 1997 and 1998, LEAPFROG invested in developing a technology that would serve as a platform for developing commercially viable Smart card software products. That technology is based on an architecture which is designed to allow any combination of software modules to be activated via a patent pending "Plug-and-Play" technology. Management believes, the technology allows a client to choose any number of modules from the LEAPFROG "library" and have a customized product. For LEAPFROG, this proprietary technology allows LEAPFROG to re-use software modules numerous times without having to duplicate previous development efforts. Management believes this technology is key to LEAPFROG's potential future success and potential future profitability in the software business.

During 1999, a suite of proprietary software programs were under development for commercialization. Six commercial products are nearing completion in Commercial-Off-The-Shelf form and have been announced by LEAPFROG. They are:
SecurePak, Smart card Commander, MDCard, SmartPoints, SmartExpo, and
SmartResort.

LEAPFROG has two patents pending: ("Plug and Play Architecture", and "Biometric Identity Verification Authentication" on a Smart card). Management believes these patents, if eventually awarded, will help to create a barrier of entry against potential competitors and will help create an intangible asset value for the shareholders of the Company. Additionally, LEAPFROG appears to be the only software engineering firm that is qualified as a "Development Partner" with two Smart card manufacturers: Schlumberger and Giesecke & Devrient.

On December 21, 1998, LEAPFROG was awarded its Government Services Administration ("GSA") master contract number, GS-35J-0161. This process took almost one year to complete. LEAPFROG intends to pursue GSA contracts in 2000. Management believes the United States federal government is presently the largest potential domestic issuer of Smart cards for two reasons: (1) it has the ability to mandate change, and (2) it has the financial resources to build and upgrade infrastructure. The United States government has undertaken several initiatives, in pilot form, to test the viability and use of Smart cards. As a result, the GSA is expected to issue a Request For Proposal for employee cards which will provide physical as well as logical access for 2,500,000 federal employees. This contract could have a substantial value over a ten-year period and is expected to be awarded to multiple vendors. LEAPFROG intends to actively pursue this contract opportunity on some basis and is currently working to establish an alliance with a major government contractor to supply Smart card software integration services over the next ten years in connection with this GSA contract.

Products

In 2000, if financial resources will allow, LEAPFROG intends to enter several commercial markets with products focusing on market share and creating barriers for the competition. For each of its targeted markets, LEAPFROG is in the testing, pilot or final deployment stage. LEAPFROG is currently targeting the following markets: Internet security, medical and patient data, authentication, consumer and sports loyalty, conventions and expos, hospitality and college campuses.

Having developed a proprietary underlying architectural technology, LEAPFROG is now preparing software products for commercialization. LEAPFROG's software development strategy is expressly based on creating Commercial-Off-The-Shelf software. Management believes that software which can be packaged for mass replication and distribution may provide LEAPFROG a competitive advantage in that units can be shipped with minimal customization. This in turn could allow LEAPFROG access to the consumer market. LEAPFROG hopes to be the first company into the market with a "boxed" product and the ability to turn out multiple exact copies.

Management of LEAPFROG expects to be able to leverage its proprietary technology to develop new products that can be marketed and sold as exact copies all over the world in much the same way as word processing or spreadsheet programs are marketed today. Additionally, Management of LEAPFROG believes that its proprietary technology may allow its products to be designed to be easily configurable providing each user their choice of preferences, needed accessories, and report requirements.

LEAPFROG's Management believes that a number of markets can be penetrated with a relatively small number of products. In developing a marketing strategy, additional considerations such as life expectancy of a product, enhancement of core services, and product replication become important. If financial resources will allow, Management intends to make the following products commercially available in 2000, although there can be no assurance that such resources will be available:

SecurePak (Internet/Intranet Security). SecurePak is a tool designed for sending information through Cyberspace. SecurePak is designed to combine DES, triple-DES, and RSA encryption with physical security to protect data and systems.

Smart card Commander (Application Development Tool). The Smart card Commander is an application program development environment designed for use by persons seeking to create Smart card applications that interface directly with in-house proprietary software systems. Management intends to market the Smart card Commander through LEAPFROG resellers.

MDCard (Health Care). MDCard, is designed to be a fully-integrated Smart card program that authenticates patients and expedites check-in, while streamlining insurance data gathering and claims submission. MDCard is designed to be a comprehensive suite of medical software modules that create a digital environment for data collection and management within the medical community. This product is currently being beta tested by a hospital group in Florida that intends to utilize a patient Smart card for a host of interactive functions.

SmartPoints (Loyalty for Sports, Chambers of Commerce, Banks). SmartPoints is designed to be a loyalty program for closed user groups wishing to increase member or fan loyalty such as a frequent flyer program or a cash-back program. The user of this software, i.e., a sports team or Chamber of Commerce, issues cards to their respective affinity group or member base and then those cards are used to collect SmartPoints at various points-of-encounter. The SmartPoints can then be redeemed for prizes providing a way to bring the fans back.

SmartExpo (Expo and Convention Registration). SmartExpo is an offshoot of the SmartPoints loyalty software. It was designed as an expo registration and tracking software module. SmartExpo software is designed to allow show sponsors and exhibitors to gather data on each attendee through the use of a single card for all expo purposes (registration, lead tracking, purchases, and continuing education credit tracking).

SmartResort (Hospitality Member Registration/Tracking). SmartResort is designed to verify membership, while providing guests with a secure way to enter and exit a destination such as a membership resort, time share, or other self-contained vacation property. Members enjoy the convenience of using that same card to check in and out quickly, make reservations, shop, pay for entertainment, buy snacks and meals, get discounts, rent skis, etc. SmartResort is designed for use by membership properties to manage a large database of members with different levels of usage rights, including reciprocity.

Sales and Marketing

In the technology industry, there are three distinct phases of a company's development: Formulation, Product Development, and Sales. Management believes that LEAPFROG has successfully negotiated the Formulation phase in 1997 and 1998. The Product Development phase has been a primary focus in 1999. Although the Sales phase has begun in late 1999, major efforts in this phase will not begin until 2000 after additional capital becomes available to fund sales and marketing efforts.

Management believes that the winner of the marketing game will generally be the company that hits critical mass first, by utilizing the most efficient paths to customers. For smaller companies, strategic marketing alliances maximize reach while reducing potential competition. LEAPFROG intends to market its products three ways: (i) partnership distribution and licensing; (ii) closed user-group decision makers; and (iii) indirect distribution.

Creating strong strategic partnerships is initially of paramount importance for a smaller company. Management does not believe that LEAPFROG has the marketing resources and capabilities of major companies in other software market segments. Instead, LEAPFROG intends to focus on establishing important relationships and alliances with other companies that can license LEAPFROG's software and distribute it through their existing channels, although there can be no assurance that such relationships and alliances can be established. LEAPFROG intends to target alliances which may include Fortune 500 companies such as Sprint, Motorola, Lockheed Martin, EDS, GTE, AAA and others. If successful, LEAPFROG can expect to garner license fees on a wholesale basis from each alliance.

Secondly, LEAPFROG plans to employ a "leadership relationship" marketing strategy to offer its software to closed user groups. Because emerging technology demands a certain visionary mentality to embrace it, marketing requires one-to-one selling with decision-makers. In this regard, Management intends to utilize sales tactics that are based on portraying a lead position, utilizing personal contacts at the highest level in each target user group.

Lastly, LEAPFROG plans to offer certain products through indirect distribution channels. These channel distributors will be located on a regional basis and will be chosen based on overall commitment to LEAPFROG. For example, a company may have the exclusive rights to market specific LEAPFROG software products in a particular geographic region, but would be a non-exclusive reseller in other areas. Further, a distributor's discount level may be determined by the number of units purchased or the level of value-added services provided.

Competition

The entire Smart card industry is fragmented into several strata. Management believes that LEAPFROG's direct competitors are companies that create software applications. They are: 3GI, National CacheCard, Precis, Cybermark, and RealMed. All of these companies are small privately held companies.

There are a host of other players in the industry with whom Management believes LEAPFROG does not compete. Within the Smart card industry, the sub-markets include: (1) card manufacturers (Schlumberger, Gemplus, Giesecke & Devrient) and hardware manufacturers (Verifone, DANYL, Intellect) who are suppliers to LEAPFROG; (2) integrators (IBM, Honeywell/Bull) who generally do not develop or own any software that is proprietary in nature or are marketers of limited applications only, which do not currently encroach on LEAPFROG markets, but are potential customers; (3) American Express, Visa, Master Card and banks who aid in developing market awareness and are potential LEAPFROG customers; and (4) system platform providers (Microsoft, Visa, Mondex, Proton) who write languages for applications but do not market Smart card products to end users. Management does not believe that LEAPFROG directly competes with these players, but rather purchases from or sells to them.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors which may be listed from time to time in the Company's reports on Form 10-QSB, 10-KSB and registration statements filed under the Securities Act.

Forward-looking statements encompass the (i) expectation that the Company can secure additional capital, (ii) continued expansion of the Company's operations through joint ventures and acquisitions, (iii) success of existing and new marketing initiatives undertaken by the Company, and (iv) success in controlling the cost of services provided and general administrative expenses as a percentage of revenues.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to expand, that capital will be available to fund the Company's growth at a reasonable cost, that competitive conditions within the industry would not change materially or adversely, that demand for the Company's services would remain strong, that there would be no material adverse change in the Company's operations or business, and that changes in laws and regulations or court decisions will not adversely or significantly alter the operations of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, regulatory and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate.

In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                         ITEM 2. DESCRIPTION OF PROPERTY

The Company currently leases its headquarters facility in Maitland, Florida, which is owned by Geneva College. The space for the headquarters facility is leased to the Company. The following tabulates certain information with respect to the lease currently executed between the Company and Geneva College. The lease has annual increases of $.50 per square foot per year.

                                                 Current
                                       Square    Monthly
Location                               Footage   Rental      Expiration
--------                               -------   ------      ----------

Executive Offices                      14,500    $17,944     November, 2004
1011 Maitland Center Commons
Maitland, Florida 32751


                            ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings to which the Company (or any of its directors and officers in their capacities as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of fiscal year 1999.

                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

During the 1998 and 1999 fiscal years, the Company's Common Stock traded on the over-the-counter market and was quoted in the National Quotation Bureau, Inc.'s "Pink Sheets" and the National Asociation of Securities Dealers, Inc.'s "OTC Bulletin Board". The range of high and low bid quotations for the Common Stock for the two most recently completed fiscal years is provided below. The volume of trading in the Company's Common Stock has been limited and the bid prices as reported may not be indicative of the value of the Common Stock or of the existence of an active trading market. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

1998 Fiscal Year          High Bid      Low Bid

First Quarter              $ 0.01       $ 0.01
Second Quarter             $ 0.01       $ 0.01
Third Quarter              $ 0.01       $ 0.01
Fourth Quarter             $ 0.05       $ 0.04

1999 Fiscal Year          High Bid      Low Bid

First Quarter              $ 0.09       $ 0.04
Second Quarter             $ 0.09       $ 0.01
Third Quarter              $ 0.43       $ 0.01
Fourth Quarter             $ 0.50       $ 0.34

On March 31, 2000, the reported bid for the Company's Common Stock was $5.875. The number of record holders of the Company's Common Stock on March 31, 2000, was 5,996,495.

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

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR
                                PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

PLAN OF OPERATION

LEAPFROG did not have any external sources of working capital during 1999 and 1998 except for the sale of stock to individuals and the issuance of short-term notes payable while it was a private company. On February 18, 2000, LEAPFROG merged with Albara Corporation through a reverse acquisition in which Albara acquired LEAPFROG and the existing shareholders of LEAPFROG obtained control of Albara. Even with the completion of this business combination transaction, there can be no assurance that the combined companies will have sufficient funds to undertake any significant development, marketing and manufacturing activities. Accordingly, the combined companies are being required to seek additional debt or equity financing or funding from third parties, in exchange for which the combined companies might be required to issue a substantial equity position.

From the period January 1, 2000 through April 3, 2000, additional debt of $550,000 was issued to third parties and 212,000 shares of restricted common stock were issued for $842,000 and 125,000 shares of convertible preferred stock were issued for $500,000.

There is no assurance that the combined companies will be able to obtain additional financing on terms acceptable to the Company. If Management is successful in obtaining additional funding, these funds will be used primarily to provide working capital needed for repayment of outstanding notes payable, software development, sales and marketing expense, to finance research, development and advancement of intellectual property concerns and for general administration.

Management has committed to a $225,000 investment into its China subsidiary for funding a joint venture to produce and market biometric readers internationally. A description of the LEAPFROG business is provided in ITEM 1.

RESULTS OF OPERATIONS

Revenues and Gross Profits:
--------------------------

LEAPFROG is a development stage company with virtually no revenues. Revenues for the year ended December 31, 1999 increased $35,000, from $86,000 to $121,000, a 41 % increase compared to the year ended December 31, 1998. Revenues were associated with the sale of predominantly hardware related items such as Smart card readers/writers utilized in pilot evaluation programs, software testing programs and specialized software solutions by potential future users of LEAPFROG's software products. Gross profit margin for the year ended

December 31, 1999 increased to 64% from 24% in the same period in 1998. During part of 1999 and all of 1998, LEAPFROG initiated pilot programs by providing software and hardware at cost or near cost. During 1999, LEAPFROG also focused on selling some packaged products for a small but positive gross margin to ensure that handling costs were covered. Gross margins are not expected to continue in the 64% range in future years. In 1999, this margin is due to small projects with inconsequential added costs to the Company that will not be the primary source of revenue in the future.

Total Operating Expenses:
------------------------

Total operating expenses for the year ended December 31, 1999 increased $1.2 million from $1.5 million to $2.7 million, an 82% increase compared to the same period in 1998. This increase is net of $76,000 in software development expenditures that have been capitalized during the year ended December 31, 1999. This increase is primarily associated with expense incurred in preparing a marketing plan, hiring senior marketing and sales personnel to prepare for an intended roll-out of software products in 2000 and the initial costs of developing sales, advertising and marketing materials, as well as product packaging. Significant expenses have been incurred in identifying potential contract opportunities and recruiting distributors and value added resellers who may participate in the intended product rollout in 2000.

Personnel and related expenses increased $265,000 or 28% to $1.2 million for the year ended December 31, 1999 compared to the $952,000 for the same period in 1998. This increase was primarily due to the hiring of senior marketing and sales personnel to prepare for an intended rollout of software products in 2000.

Consulting fees increased by $372,000 from the $21,000 incurred for the year end December 31, 1998 to $392,000 for the year ended December 31, 1999. The expenses in 1999 related primarily to fees paid to individuals and companies that assisted the Company in identifying potential contract opportunities and recruiting distributors and value added resellers who may participate in the intended product rollout in 2000.

General and administrative expenses increased to $1.1 million for the year ended December 31, 1999 from $491,000 for the same period in 1998. This $589,000 or 120% increase was due largely to increase legal costs related to the impending merger as well as financial advisory services during 1999. General and administrative expenses also increase in several areas with the hiring of new personnel requiring more space and general overhead as well as the travel and other related costs for developing sales, advertising and marketing materials and in identifying potential contract opportunities and recruiting distributors and value added resellers who may participate in the intended product rollout in 2000.

Depreciation and amortization expenses increased $10,000 or 22% to $55,000 for the year ended December 31, 1999 compared to $45,000 for the same period in 1998. The increase was due to the purchase of additional assets as well as the amortization of capitalized software costs and the addition attributable to costs of assets acquired in excess of fair market value.

Other income and expense:
------------------------

Interest expense for the year ended December 31, 1999 increased $397,000 from $36,000 to $433,000 when compared to the same period in 1998. In March through July 1999, LEAPFROG completed a short-term debt offering to a select group of accredited investors providing net proceeds of $1,402,000. As additional consideration, LEAPFROG provided these note holders 386,128 shares of common stock. For accounting purposes, these shares of common stock were valued at $290,000 and that value was included as additional interest consideration and expense associated with the issuance of notes payable. Substantially all of the remaining interest expense in 1999 is directly associated with these outstanding notes payable and the $350,000 in bank notes. Almost all of the interest expense in 1998 is related to the bank notes and $200,000 in convertible common stock debentures.

Net loss:
--------

The net loss for the year ended December 31, 1999 increased $1.6 million from $1.5 million to $3.1 million, a 104% increase compared to the year ended December 31, 1998. This increase is net of $76,000 in software development expenditures that were capitalized during the year ended 1999. This increase in the net loss is primarily associated with expenses incurred in preparing a marketing plan, hiring senior marketing and sales personnel to prepare for an intended roll-out of software products in 2000 and the initial costs of developing sales, advertising and marketing materials, as well as product packaging. Significant expenses have been incurred in identifying potential contract opportunities and recruiting distributors and value added resellers who may participate in the intended product rollout in 2000. Net loss per share of common stock increased from $.49 per share in 1998 to $.72 in 1999. This increase is primarily due to the increase in losses realized offset by an increase in the weighted average number of common shares outstanding from 3,125,793 for the year ended December 31, 1998 to 4,280,158 for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities increased $1.1 million from $1.2 million for the year ended December 31, 1998 to $2.4 million for the year ended December 31, 1999. Net cash provided by financing activities increased $1.2 million from $1.4 million for the year ended December 31, 1998 to $2.6 million for the year ended December 31, 1999. Financing activities during 1999 included the issuance of common stock providing $1.2 million in the aggregate and the issuance of notes payable which provided a net of $1.4 million offset by an $18,000 repayment of existing notes payable. Financing activities during 1998 included the issuance of common stock providing $965,000 in the aggregate and the issuance of notes payable that provided a net of $361,000 after repayment of principal in the amount of $153,000.

Like many early stage technology companies, the majority of LEAPFROG's assets are intangible assets such as copyrights, trademarks, and research and development costs which by their very nature are not reflected in the Company's balance sheet as assets.

Net cash used by financing activities increased $119,000 from $118,000 for the year ended December 31, 1998 to $237,000 for the year ended December 31, 1999. The increase was primarily due to the increase in acquisitions of property and equipment, as well as to the capitalization of software costs in 1999. Management expects this trend to continue as LEAPFROG's operations grow.

In the past, LEAPFROG's Management has been successful in attracting accredited investors who have purchased newly issued common stock. However, there can be no assurance that the Company will be able to obtain additional equity financing on similar terms in the future.Over the past two years all of LEAPFROG's debt financing has been short-term notes payable. These notes can only be repaid if the company successfully raises additional equity or debt financing. In addition to the cash requirement associated with repaying these notes, LEAPFROG will not be able to mount an effective national marketing campaign for its products without an additional infusion of capital. The Company does not have any commitments to provide additional capital funding. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to repay its outstanding debt and to cover the expenses associated with executing its sales and marketing plan.

From the period January 1, 2000 through April 3, 2000, additional debt of $550,000 was issued to third parties and 212,000 shares of restricted common stock were issued for $842,000 and 125,000 shares of convertible preferred stock were issued for $500,000.

Y2K COMPLIANCE

LEAPFROG concluded its efforts concerning its exposure relative to year 2000 issues for both information and non-information technology systems. Management actively monitors the status of the readiness program of the Company. LEAPFROG`s out of pocket cost associated with becoming Year 2000 compliant were not significant. These cost were expensed as incurred, and the Company does not anticipate any additional material expenditure as a result of Year 2000 issues. Based on operations since January 1, 2000, including the leap year date of February 29, 2000, the Company has not experienced any significant disruption or change, and does not expect any significant impact to its ongoing business as a result of the Year 2000 issue. Additionally, the Company is not aware of any significant Year 2000 issues or problems that have arisen for its significant customers, vendors or service providers. As there can be no assurance that the Company's efforts to achieve Year 2000 readiness have been completely successful or that customers, vendors and service providers will not experience Year 2000 related failures in the future, the Company will continue to monitor its exposure to Year 2000 issues and will leave its contingency plans in place in the event that any significant Year 2000 related issues arise.

FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of LEAPFROG and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of LEAPFROG. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

                          ITEM 7. FINANCIAL STATEMENTS

The financial statements are included beginning at page F-1. See page F-2 for the Table of Contents to the Financial Statements.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on a Current Report on Form 8-K dated March 17, 2000, LEAPFROG dismissed Thomas Leger & Company, P.A., whose address is 1235 Loop West, Suite 907, Houston, Texas, and which was previously engaged as the principal accountant to audit the registrant's financial statements, on March 2, 2000, by unanimous consent of the board of directors of the Company, in favor of retaining the present independent accounting firm. The following information is set forth pursuant to Reg. Sec. 229.304 of Regulation S-K of the Securities Act of 1933 (the "Act"):

         (i) Thomas Leger and Company's report on the balance sheet of Albara Corporation (now known as LEAPFROG) for only the year ended December 31, 1998 contained no adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles;

         (ii) The decision to change accountants was recommended and approved by the board of directors of the Company;

         (iii) From the date the Company commenced operations (January 13, 1998) through any subsequent interim period preceding the dismissal, there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

         (iv) The Company has requested Thomas Leger and Company, P.A., to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter was filed as Exhibit 16.1 to the Company's Form 8-K, dated March 17, 2000.

On February 25, 2000, Moore Stephens Lovelace, P.A. Certified Public Accountants, whose address is 1201 South Orlando Avenue, Suite 400 Winter Park, FL 32789-7192 was engaged as the principal accountant to audit the Company's financial statements.

                                    PART III

Information required by Items 9, 10 and 11 of Part III of this form 10-KSB is incorporated herein by reference from the Company's (as successor to Albara Corporation) Definitive Information Statement on Schedule 14C filed with the Commission on January 18, 2000.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the transactions described below, the Company did not secure an independent determination of the fairness and reasonableness of such transactions and arrangements with affiliates of the Company. However, in each instance described below, the directors reviewed and unanimously approved the fairness and reasonableness of the terms of the transactions. The Company believes that the transactions described below were fair and reasonable to the Company on the basis that such transactions were on terms at least as favorable as could have been obtained from unaffiliated third parties. The transactions between officers and directors of the Company, on the one hand, and the Company, on the other, have inherent conflicts of interest.

The Company is a party to a Representation Agreement with Selbre Associates, a Maryland corporation ("Selbre"), dated April 29, 1999. Ron Breland, a director of the Company, is the owner of over 95% of the outstanding equity of Selbre. Pursuant to that agreement, the Company pays Selbre a consultation fee of $4,000 per month during the two-year term of the agreement, in exchange for which Selbre assists the Company in marketing the Company's products to the Federal government. In addition to the consultation fee, Selbre is eligible to receive stock options to purchase up to 500,000 shares of the Company's Common Stock in the event that certain revenue targets are met by the Company. The agreement is filed herewith as Exhibit 10.7.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit No.        Exhibit
         -----------        -------

###      2.1                Agreement and Plan of Merger

##       3(a)               Articles of Incorporation

##       3(b)               Bylaws

#        4(a)               Agreements Defining Certain Rights of Shareholders

#        4(b)               Specimen Stock Certificate

#        10(a)              Pre-incorporation Consultation and Subscription
                            Agreement

##       10.1               Consultation Services Agreement

##       10.2               Legal Services Engagement Agreement

###      10.3               Bleed-Out Agreement

###      10.4               Consulting Agreement

###      10.5               Warrant Agreement

###      10.6               Registration Rights Agreement

x        10.7               Representation Agreement

x        11                 Statement re Computation of Earnings per Share
                            (included in financial statements filed herewith)

####     16                 Letter on Change in Certifying Accountant

#        21                 Subsidiaries of the Registrant

x        27                 Financial Data Schedule

#        99.1               Safe Harbor Compliance Statement

----------------------------

x        filed herewith

#        previously filed with the Company's Definitive Information Statement on
         Schedule 14C on January 18, 2000.

## previously filed with the Company's Registration Statement on Form S-8 on February 29, 2000

###      previously filed with the Company's Form 8-K dated March 8, 2000

####     previously filed with the Company's Form 8-K dated March 17, 2000


    (b)  REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the last quarter of the 1999 fiscal year:

         Current Report on Form 8-K dated March 8, 2000, reporting a change in control of the registrant, pursuant to a merger transaction, in Item 1, and other information regarding the merger transaction in Item 5. Financial statements were filed in Item 7.

         Current Report on Form 8-K dated March 17, 2000, reporting a change in the registrant's certifying account in Item 4. No financial statements were filed.

                          LEAPFROG SMART PRODUCTS, INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998
                        and For The Period April 11, 1996
                  (Date of Inception) Through December 31, 1999

                                 C O N T E N T S

                                    --------


                                                                        Page
                                                                       Number

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

  Moore Stephens Lovelace, P.A.                                         F-3

  Meeks, Dorman & Company, P.A.                                         F-5


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                            F-6

  Consolidated Statements of Operations                                 F-7

  Consolidated Statements of Changes in Stockholders' Equity (Deficit)  F-8

  Consolidated Statements of Cash Flows                                F-10

  Notes to Consolidated Financial Statements                           F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Leapfrog Smart Products, Inc. and Subsidiaries
(A Development Stage Company)
Maitland, Florida



We have audited the accompanying consolidated balance sheet of Leapfrog Smart Products, Inc. and Subsidiaries (a development stage company) as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended and for the period April 11, 1996 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Leapfrog Smart Products, Inc. and Subsidiaries for the years ended December 31, 1997 and December 31, 1998, which reflect a deficit accumulated during development stage of $2,413,005 and which is included in the financial statements presented for the period April 11, 1996 (date of inception) through December 31, 1999. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion insofar as it relates to the amounts included in the cumulative period since April 11, 1996 (date of inception) through December 31, 1998, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Leapfrog Smart Products, Inc. and Subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and for the period April 11, 1996 (date of inception) through December 31, 1999 in conformity with generally accepted accounting principles.

Board of Directors
Leapfrog Smart Products, Inc. and Subsidiaries
(A Development Stage Company)




The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in its development stage and, as discussed in Note 1 to the financial statements, since its inception, the Company has incurred an accumulated deficit of approximately $5,500,000 and as of December 31, 1999, it has a working capital deficit of approximately $1,900,000. Additionally, the Company incurred a net loss of approximately $3,100,000 and had negative cash flows from operations of approximately $2,400,000 in 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Moore Stephens Lovelace, P.A.
---------------------------------
Moore Stephens Lovelace, P.A.
Certified Public Accountants

Orlando, Florida
March 31, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Leapfrog Smart Products, Inc. and Subsidiary
Orlando, Florida

We have audited the accompanying consolidated balance sheets of Leapfrog Smart Products, Inc. (a corporation in the development stage) and Subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leapfrog Smart Products, Inc. (a corporation in the development stage) and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has experienced significant operating losses, an accumulated deficit and negative working capital at December 31, 1998 and 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Meeks, Dorman & Company, P.A.
--------------------------------
Meeks, Dorman & Company, P.A.

Longwood, Florida
September 13, 1999, (Except for Note 12, which is as of November 17, 1999)

                 LEAPFROG SMART PRODUCTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                        December 31,
                                                                            1999
                                                                       ------------

CURRENT ASSETS
   Cash                                                                $   18,529
   Accounts receivable                                                      6,554
   Inventory                                                               52,639
   Prepaid expenses                                                       219,740
   Notes receivable - related party                                        26,600
   Other receivables                                                        9,226
                                                                       ------------

                                                TOTAL CURRENT ASSETS      333,288

PROPERTY AND EQUIPMENT, net                                               267,073

OTHER ASSETS
   Related-party advances                                                  43,116
   Notes receivable - related party                                         5,000
   Deposits                                                                 8,600
   Capitalized software costs, net of accumulated
     Amortization of $7,600                                                68,400
   Costs in excess of fair market value of assets acquired,
     Net of accumulated amortization of $2,500                             27,500
                                                                       ------------

                                                                       $  752,977
                                                                       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable                                                       $ 1,859,049
   Notes payable - related party                                           75,258
   Accounts payable                                                       223,474
   Accrued expenses                                                        99,816
                                                                       ------------

                                          TOTAL CURRENT LIABILITIES     2,257,597

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (deficit)
   Common stock - $0.01 par value per share;
     6,000,000 shares authorized; 5,189,769 shares
     issued and outstanding                                                51,897
   Additional paid-in capital                                           3,954,128
   Deficit accumulated during development stage                        (5,510,645)
                                                                       ------------
                                                                       (1,504,620)
                                                                       ------------

                                                                       $  752,977
                                                                       ============



    The accompanying notes are an integral part of the financial statements.

                 LEAPFROG SMART PRODUCTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Cumulative
                                                                            From
                                                                         April 11,
                                                                            1996
                                          Year Ended      Year Ended    (Inception)
                                         December 31,    December 31,     Through
                                             1999            1998       December 31,
                                                                            1999
                                         --------------  -------------  -------------

REVENUES                                 $   121,533     $    86,360    $   880,790

COST OF SALES                                 44,199          65,906        590,429
                                         --------------  -------------  -------------

                          GROSS PROFIT        77,334          20,454        290,361

OPERATING EXPENSES
  Personnel and related expenses           1,216,809         952,176      2,556,749
  Consulting fees                            392,308          20,577        454,465
  General and administrative               1,080,133         491,077      2,188,852
  Depreciation and amortization               55,478          45,354        131,199
                                         --------------  -------------  -------------

              TOTAL OPERATING EXPENSES     2,744,728       1,509,184      5,331,265

other income (expense)
  Other income, net                            3,095           7,293         21,922
  Interest expense                          (433,341)        (36,312)      (491,663)
                                         --------------  -------------  -------------
                                            (430,246)        (29,019)      (469,741)
                                         --------------  -------------  -------------

                              NET LOSS   $ (3,097,640)   $ (1,517,749)  $ (5,510,645)
                                         ==============  =============  =============


basic and diluted net LOSS PER
  common SHARE                             $    (0.72)   $      (0.49)
                                         ==============  =============


WEIGHTED AVERAGE number of common
   shares outstanding                      4,280,158       3,125,793
                                         ==============  =============


    The accompanying notes are an integral part of the financial statements.

                 LEAPFROG SMART PRODUCTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             Deficit
                                        Common Stock                       Accumulated      Total
                                       $.01 Par Value        Additional      During      Stockholders'
                                 -------------------------     Paid-In     Development      Equity
                                   Shares         Amount       Capital        Stage       (Deficit)
                                 -----------   -----------   -----------   -----------   -----------

COMMON STOCK ISSUED TO
FOUNDING STOCKHOLDERS ON
APRIL 11, 1996                     1,414,000   $    14,140   $   153,960   $      -      $   168,100

NET LOSS                                -             -             -         (245,429)     (245,429)
                                 -----------   -----------   -----------   -----------   -----------


BALANCE - DECEMBER 31, 1996        1,414,000        14,140       153,960      (245,429)      (77,329)


ISSUANCE OF COMMON STOCK           1,070,846        10,708       418,792          -          429,500


NET LOSS                                -             -             -         (649,827)     (649,827)
                                 -----------   -----------   -----------   -----------   -----------


BALANCE - DECEMBER 31, 1997        2,484,846        24,848       572,752      (895,256)     (297,656)


ISSUANCE OF COMMON STOCK           1,066,373        10,664       954,147          -          964,811


ISSUANCE OF COMMON STOCK FOR
CONVERSION OF NOTES PAYABLE          216,000         2,160       213,840          -          216,000


NET LOSS                                -             -             -       (1,517,749)   (1,517,749)
                                 -----------   -----------   -----------   -----------   -----------


BALANCE - DECEMBER 31, 1998        3,767,219        37,672     1,740,739    (2,413,005)     (634,594)


ISSUANCE OF COMMON STOCK FOR
CASH                                 474,879         4,749     1,136,755          -        1,141,504


ISSUANCE OF COMMON STOCK ON
EXERCISE OF OPTIONS                   64,075           641        15,378          -           16,019


ISSUANCE OF COMMON STOCK FOR
SERVICES                             424,135         4,241       695,754          -          699,995



    The accompanying notes are an integral part of the financial statements.

                 LEAPFROG SMART PRODUCTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                             Deficit
                                        Common Stock                       Accumulated      Total
                                       $.01 Par Value        Additional      During      Stockholders'
                                 -------------------------     Paid-In     Development      Equity
                                   Shares         Amount       Capital        Stage       (Deficit)
                                 -----------   -----------   -----------   -----------   -----------

ISSUANCE OF COMMON STOCK FOR
PAYMENT OF DEBT                       33,333   $       333   $    49,667   $      -      $    50,000


ISSUANCE OF COMMON STOCK FOR
ACQUISITION OF MINORITY
INTEREST POSITION IN                  40,000           400        29,600          -           30,000
SUBSIDIARY

ISSUANCE OF COMMON STOCK
RELATED TO DEBT FINANCING            386,128         3,861       286,235          -          290,096


NET LOSS FOR THE YEAR ENDED
DECEMBER 31, 1999                       -             -             -       (3,097,640)   (3,097,640)
                                 -----------   -----------   -----------   -----------   -----------


BALANCE - DECEMBER 31, 1999        5,189,769   $    51,897   $ 3,954,128   $(5,510,645)  $ (1,504,620)
                                 ===========   ===========   ===========   ===========   ============



    The accompanying notes are an integral part of the financial statements.

                 LEAPFROG SMART PRODUCTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Cumulative
                                                                                    From
                                                                                 April 11,
                                                                                    1996
                                                                                (Inception)
                                                     Year Ended    Year Ended     Through
                                                    December 31,  December 31,  December 31,
                                                       1999           1998          1999
                                                    ------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $ (3,097,640) $ (1,517,749) $  (5,510,645)
  Adjustments to reconcile net loss to net cash
      Used in operating activities
    Depreciation                                          52,978        45,354        125,688
    Depreciation and amortization charged to              26,338          -            26,338
       cost of sales
    Amortization                                           2,500          -             2,500
    Loss on disposal of assets, net                        6,877         3,250         10,127
    Loss on write-off of related party note               17,870          -            17,870
       receivable
    Common stock issued for services and                 990,091        16,000      1,007,594
       interest
    Cash provided by (used in) change in:
      Accounts receivable                                (3,554)        (3,000)        (6,554)
      Related party advances                            (39,394)          -           (43,116)
      Other receivables                                  (9,226)          -            (9,226)
      Inventory                                         (21,139)       (31,500)       (52,639)
      Prepaid expenses and other assets                (222,130)        (2,450)      (228,340)
      Accounts payable                                 (124,199)       281,503        241,141
      Accrued expenses                                   63,630         18,961         99,816
      Deferred income                                   (11,500)       (21,289)          -
      Minority interest                                  11,018         (2,046)          -
                                                    ------------  ------------  -------------
           NET CASH USED IN OPERATING ACTIVITIES     (2,357,480)    (1,212,966)    (4,319,446)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property, plant and equipment         (143,878)       (85,626)      (430,099)
  Net increase in notes receivable - related            (17,400)       (32,070)       (49,470)
       party
  Capitalization of software costs                      (76,000)          -           (76,000)
  Proceeds from sale of vehicles                           -              -             8,473
                                                    ------------  -------------  -------------
           NET CASH USED IN INVESTING ACTIVITIES       (237,278)      (117,696)      (547,096)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable             1,402,326        513,540      2,415,866
  Payments on notes payable                             (18,434)      (152,650)      (324,484)
  Proceeds from exercise of common stock options         16,019        367,390        448,620
  Proceeds from sale of common stock                  1,141,504        597,421      2,269,811
  Proceeds from related-party borrowings                 37,300         34,258         82,658
  Repayments of related-party borrowings                 (6,300)        (1,100)        (7,400)
                                                    ------------  -------------  -------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES      2,572,415      1,358,859      4,885,071
                                                    ------------  -------------  -------------
                 NET INCREASE (DECREASE) IN CASH        (22,343)        28,197         18,529

CASH AT BEGINNING OF PERIOD                              40,872         12,675           -
                                                    ------------  -------------  -------------

CASH AT END OF PERIOD                               $    18,529   $     40,872   $     18,529
                                                    ============  =============  =============


    The accompanying notes are an integral part of the financial statements.

                 LEAPFROG SMART PRODUCTS, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998

NOTE  1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Leapfrog Smart Products, Inc. and Subsidiaries operations include the design, development, and licensing of Smart card applications and related database management systems and services. The Smart card is a wallet-sized plastic card with an embedded computer chip carrying accessible data that is retrievable on demand and is capable of integrating various functions with security features.

Leapfrog Smart Products, Inc. (Leapfrog) was incorporated under the laws of the State of Florida in 1996 originally under the name Telephones! Telephones!, Inc. Leapfrog owns 100% of the outstanding common stock of Leapfrog Global IC Products, Inc. and approximately 96% of the outstanding common stock of Conduit Healthcare Solutions, Inc. (Conduit). Conduit was originally incorporated in 1997 under the name Leapfrog Healthcare Products, Inc.

The consolidated financial statements include the accounts of Leapfrog Smart Products, Inc., Conduit Healthcare Solutions, Inc., and Leapfrog Global IC Products, Inc. (collectively, the Company). All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Development Stage Company

Since its inception, the Company's planned principal operations have not yet begun to produce significant revenue; accordingly, the Company is considered to be a development stage enterprise.

Accounts Receivable

The Company provides its services and extends credit to its customers under normal trade credit terms.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory is generally comprised of software purchased for resale, Smart cards and accessories, and packaging material.

Prepaid Expenses

Prepaid expenses consists of the following at December 31, 1999:

                    Prepaid legal fees                   $ 186,750
                    Prepaid license fees                    25,760
                    Other                                    7,230
                                                       -----------
                                                         $ 219,740
                                                       ===========

NOTE  1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

Prepaid Expenses (Continued)

The prepaid legal fees were paid for through the issuance of 150,000 shares of the Company's common stock. The shares were valued at per share prices approximating recent private placement transactions.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.

Software Development Costs

Costs incurred internally in creating a computer software product are charged to research and development expense when incurred until technological feasibility has been established for the product. Research and development expense for the years ended December 31, 1999 and 1998 and for the period from the Company's inception through December 31, 1999 were $293,643, $287,840 and $650,098, respectively. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalization of software development costs cease when the product is available for general release to customers. Costs of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization expense related to capitalized software costs for the year ended December 31, 1999, was $7,600.

Excess of Costs Over Fair Value of Net Assets Acquired

Excess of costs over fair value of net assets acquired is amortized using the straight-line method over five years.

Unearned Revenue

Payments received from customers which relate to future periods are deferred and are recognized in the periods in which they are earned.

Revenue

The Company recognizes revenue on the sales of its products when shipped.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 7).

NOTE  1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

Net Loss Per Share of Common Stock

The basic and diluted net loss per common share in the accompanying consolidated statements of operations are based upon the net loss divided by the weighted average number of shares outstanding during the periods presented. Diluted net loss per common share is the same as basic net loss per common share since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of outstanding stock options and the convertible promissory note would be anti-dilutive.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and receivables. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash. The Company believes that the concentration of credit risk related to its receivables is limited due to the number of parties the balances are due from.

Fair Value of Financial Instruments

At December 31, 1999, the fair values of cash, receivables, accounts payable and notes payable approximated their carrying values because of their short-term nature.

Continued Operations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the year ended December 31, 1999 and 1998, the Company incurred losses of approximately $3,100,000 and $1,518,000, respectively, and had a deficiency in working capital of approximately $1,900,000 at December 31, 1999. These factors, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

Liquidity and Plan of Operations

At December 31, 1999, the Company had cash of approximately $19,000 and a deficiency in working capital of $1,900,000.

The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in new and rapidly evolving markets such as Smart

NOTE  1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

Liquidity and Plan of Operations (Continued)

card products and services. These risks include the failure to develop and extend the Company's products and services, the rejection of such services by Smart card customers, vendors and/or advertisers, the inability of the Company to maintain and increase its customer base, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan, certain assets may not be recoverable.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been through the private placement of equity and debt securities. The Company is presently exploring possibilities with respect to raising working capital through additional equity and/or debt financings in the near future. However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to the Company. Based upon its current business plan, the Company believes that it will generate sufficient cash flow through operations and external sources of capital to continue to meet its obligations in a timely manner. If anticipated financing transactions and operating results are not achieved, management has the intent and believes that it has the ability to delay or reduce expenditures so as not to require additional financial resources, if such resources were not available on terms acceptable to the Company.

Reclassifications

Certain amounts in the December 31, 1998 financial statements have been reclassified to conform with the December 31, 1999 presentation.

NOTE  2 - NOTES RECEIVABLE - RELATED PARTY

Notes receivable - related party consists of the following at December 31, 1999:

Unsecured 6% promissory notes from employee/stockholder, all
principal and interest due at maturity, maturing December 2000.       $ 11,000

Unsecured 6% promissory note receivable from officer, all
principal and interest due at maturity, maturing December 2000.          1,500

Unsecured 6% promissory notes receivable from officer, all
principal and interest due at maturity, maturing December 2000.          2,500

Unsecured 6% promissory note receivable from employee/stockholder, monthly interest payments of $50 beginning in March 2000, with all
remaining principal and interest due December 2000.                      8,200

Unsecured 6% promissory note receivable from employee/stockholder, monthly principal and interest payments of $400 beginning in
February 2000, with all remaining principal and interest due
March 2001.                                                              5,000

Unsecured 6% promissory note receivable, principal and interest
due October 2000.                                                        3,400
                                                                      ----------
                                                                        31,600

Less current portion                                                   (26,600)
                                                                      ----------

      Total notes receivable - related party                          $  5,000
                                                                      ==========

NOTE  3 - ADVANCES RECEIVABLE - RELATED PARTY

During 1998, the Company advanced an officer of the Company approximately $4,000. This balance remains unpaid at December 31, 1999.

In 1999, the Company advanced a related entity approximately $40,000. This balance remains unpaid at December 31, 1999.

NOTE  4 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net at December 31, 1999, consists of the following:

                  Computer equipment                      $196,187
                  Software                                  60,350
                  Furniture and equipment                  147,617
                                                         -----------
                                                           404,154
                  Less accumulated depreciation           (137,081)
                                                         -----------
                        Property and equipment, net       $267,073
                                                         ===========

NOTE  5 - NOTES PAYABLE

During 1999, the Company issued notes payable to third parties in the aggregate amount of $1,152,326, bearing interest at 12%. The notes had terms of four to five months and matured in 1999. The maturity dates of approximately $997,000 of the notes were subsequently extended to January 31, 2000, upon which time they were in default. The entire aggregate amount of these notes was outstanding at December 31, 1999.

Notes payable at December 31, 1999, consists of the following:

Unsecured debentures, interest at 12% payable quarterly,
maturing in 1999, approximately $997,000, extended to
January 31, 2000.                                                   $1,152,326

Unsecured notes payable, interest at 12% per annum, principal
and interest due in January 2000.                                      250,000

Note payable to financial institution, interest due in monthly installments at prime plus 1%, guaranteed by certain stockholders
and officers, collateralized by all assets of the                      150,000
Company, matured in October 1999.

Unsecured notes payable, matured in September and October 1999,
default interest at 10.75% per annum.                                  100,000

Note payable to financial institution, interest due in monthly installments at prime plus 1%, guaranteed by certain stockholders
and officers, collateralized by all assets of the                      100,000
Company, matured in August 1999.

Note payable to financial institution, interest due in monthly installments at prime plus 1%, guaranteed by certain stockholders
and officers, collateralized by all assets of the                       50,000
Company, matured in February 1999.

Note payable to financial institution, interest due in monthly installments at prime plus 1%, guaranteed by certain stockholders and officers, collateralized by all assets of the Company,
matured in September 1999.                                              50,000

Unsecured notes payable, interest at 10% payable monthly,
matured in September 1999.                                          $    6,723
                                                                    ------------

                                                                     1,859,049
Less current portion                                                (1,859,049)
                                                                    ------------

      Total notes payable - long term                               $       -
                                                                    ============

Notes payable - related party at December 31, 1999, consists of the following:

Unsecured notes payable to former board member and  stockholder, interest at 8% per annum, principal and interest due in
December 2000.                                                      $   37,300

Unsecured note payable to officer, interest at 10% per annum,
principal and interest due in December 2000.                            12,958

Unsecured, noninterest-bearing promissory note payable to
former board member, no specified maturity date.                        10,000

Unsecured notes payable, interest at 6% per annum, principal
and interest matured in November 1998.                                  10,000

Unsecured note payable, interest at 6% per annum, principal and
interest matured in January 1999.                                        5,000
                                                                    ------------

      Total notes payable - related party                               75,258
Less current portion                                                   (75,258)
                                                                    ------------
      Total notes payable - related party - long term               $       -
                                                                    ============

Cash paid for interest during 1999 and 1998 was approximately $46,000 and $21,000, respectively.

NOTE  6 - STOCKHOLDERS' EQUITY

Private Placements

During the year ended December 31, 1999, the Company issued 474,879 shares of its common stock in private placements at per share prices ranging from $0.88 to $3.50. The Company received $1,141,504 in net proceeds from these private placements.

Other Issuances of Common Stock

During the year ended December 31, 1999, the Company issued 424,135 shares of its common stock as payment for various consulting services related to legal, finance and merger related services. The shares issued were valued at per share prices approximating recent private placement transactions.

During the year ended December 31, 1999, the Company issued 419,461 shares of its common stock in satisfaction of certain notes payable and related interest charges.

Purchase of Minority Interest

During the year ended December 31, 1999, the Company acquired an additional 16% ownership interest in Conduit Healthcare Solutions, Inc. by issuing 40,000 shares of the Company's common stock to the former minority interest. The shares issued were valued at per share prices approximating recent private placement transactions.

Authorized Shares

In August 1999, the stockholders of the Company approved the increase in the number of authorized shares of stock from 5,000,000 to 6,000,000.

Stock Options

Activity related to the Company's stock options during the years ended December 31, 1999, was as follows:

                                                     Outstanding Options
                                                 -----------------------------
                                                                  Weighted
                                                   Number of       Average
                                                    Shares        Exercise
                                                                    Price
                                                 -------------- --------------

            December 31, 1997                        622,472         $  .87
            Grants                                   172,000         $ 1.21
            Exercises                               (367,390)        $(1.00)
            Cancellations                             -              $   -
                                                 --------------

            December 31, 1998                        427,082         $ 1.08
            Grants                                 1,098,546         $ 1.42
            Exercises                                (64,075)        $ 0.26
            Cancellations                            (26,603)        $ 1.15
                                                 --------------

            December 31, 1999                      1,434,950         $ 1.33
                                                 ==============

            Options Exercisable at
              December 31 1999                     1,154,950         $ 1.41
                                                 ==============

The range of exercise prices for options outstanding at December 31, 1999 was $0.25 to $1.75. The following table summarizes information about options outstanding at December 31, 1999:

                                               Outstanding Options
                                    -------------------------------------------
                                                   Weighted
                                                    Average
                                                  Contractual      Weighted
            Range of Exercise        Number of     Life (in        Average
            Prices                     Shares        years)     Exercise Price
            ----------------------  --------------------------- ---------------
                $0.25                   86,174         1.5           $0.25
                $1.00                  631,230         3.0           $1.00
                $1.75                  717,546         3.1           $1.75
                                    -------------
                                     1,434,950         3.0           $1.33
                                    =============

                                               Exercisable Options
                                    -------------------------------------------
                                                                   Weighted
            Range of Exercise                      Number of       Average
            Prices                                  Shares      Exercise Price
            ----------------------               -------------- ---------------
                $0.25                                  86,174        $0.25
                $1.00                                 351,230        $1.00
                $1.75                                 717,546        $1.75
                                                 --------------
                                                    1,154,950        $1.41
                                                 ==============

SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules are required to disclose net income and earnings per share under the new method on a pro forma basis. The Company accounts for its options and warrants according to APB No. 25 and follows the disclosure provisions of SFAS 123. Accordingly, if options or warrants are granted to employees or others for services and other consideration with an exercise price below the fair market value on the date of the grant, the difference between the exercise price and the fair market value is charged to operations. The fair value of the options granted during the fiscal year ended December 31, 1999, reported below, has been estimated at the dates of grant using the Black-Scholes option-pricing model with the following assumptions:

                  Expected life (in years)                   3.7
                  Risk-free interest rate                    8.0%
                  Volatility                                 340%
                  Dividend yield                             0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                   Pro forma net loss                  $ (4,983,000)
                   Pro forma loss per share              $(1.16)

The effects on pro forma disclosures of applying SFAS 123 are not necessarily indicative of the effects on pro forma disclosures of future years.

NOTE  7 - INCOME TAXES

The difference between the Company's effective income tax rate and the federal statutory rate at December 31, 1999 and 1998, is reconciled below:

                                                       December 31,
                                                   ---------------------
                                                     1999        1998
                                                   ---------   ---------
                  Federal (benefit) expected        (34.0)%     (34.0)%
                  State taxes (net of Federal        (3.6)       (5.0)
                  Benefit)
                  Increase in valuation              37.6        39.0
                  allowance
                                                   ---------   ---------
                                                      0.0%        0.0%
                                                   =========   =========

Significant components of the Company's deferred tax assets and liabilities at December 31, 1999, are approximately as follows:

                   Deferred tax assets                $  102,000
                   Net operating losses                1,849,000
                                                      ------------
                         Gross deferred tax assets     1,951,000
                   Less valuation allowance           (1,951,000)
                                                      ------------
                         Deferred tax assets          $       -
                                                      ============

There were no deferred tax liabilities as of December 31, 1999.

As of December 31, 1999, the Company had a net operating loss carryforward of approximately $4.9 million available to offset future taxable income. The net operating loss carryforward expires through the year 2019. Under U.S. federal tax laws, certain changes in ownership of a company may cause a limitation on future utilization of these loss carryforwards.

The Company has established a valuation allowance to fully offset all deferred tax assets and carryforwards, as their future realization is uncertain.

NOTE  8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space under noncancelable operating lease agreements, which expire through April 2005.

Future minimum rental payments required under these leases are approximately as follows:

                 Year Ending
                 December 31,                                     Amount
                --------------                                 ------------
                    2000                                       $  188,000
                    2001                                          247,000
                    2002                                          232,000
                    2003                                          235,000
                    2004                                          242,000
                 Thereafter                                        61,000
                                                               ------------

                              Total future minimum rental
                              payments                         $ 1,205,000
                                                               ============

Total rent expense incurred under these leases approximated $73,000 and $50,000 for the years ended December 31, 1999 and 1998, respectively.

Employment Agreements

The Company has entered into employment agreements with three officers, which provide for future annual base salaries aggregating approximately $396,000 and $444,000 for the years ended December 31, 2000 and 2001, respectively. The agreements also provide for the issuance of an aggregate of 280,000 $1.00 options upon the execution of the agreements and for the potential issuance of up to 1,800,000 additional $1.00 options, if certain market capitalization and revenue targets are met. In addition, the officers are each entitled to receive a quarterly cash bonus equal to 2% of the Company's gross margin, which is defined as gross revenues less cost of goods sold, including third party costs.

Chinese Joint Venture

In November 1999, the Company entered into a joint venture agreement with Top Group, (TOP) a Chinese corporation registered in Chengdu, P.R. China. The Company's interest in the joint venture will be held by a wholly owned subsidiary to be named Leapfrog China, Inc. In accordance with the "Law of the People's Republic of China Joint Venture Using Chinese and Foreign Investment" and other relevant laws and regulations, both parties of the joint venture have agreed to set up a separate company called Leap-TOP Limited Liability Company (Joint Venture Company). Per the agreement, TOP will contribute $100,000 to Joint Venture Company for a 20% interest therein and Leapfrog China, Inc. will contribute $400,000 to Joint Venture Company for an 80% interest therein. Leapfrog China, Inc.'s contribution will be in the form of $225,000 in cash and $175,000 in the form of intangible assets, including exclusive and non-exclusive license rights to use, produce, adapt, market, sell and distribute the Company's products, technology, know-how and processes. The purpose of Joint Venture Company is to adapt the Company's products for application to suitable governmental and private sector markets in Mainland People's Republic of China, Hong Kong, Macau, Taiwan, Singapore and elsewhere in the Chinese-speaking portions of the Asia-Pacific Region. Leapfrog China, Inc. will be responsible for all approved costs associated with the registration and protection of the intellectual property and related technology rights, as well as certain other costs.

TOP will be paid 20% - 50% of gross margins (as defined) from Joint Venture Company sales and will be reimbursed for specified costs. Leapfrog China, Inc. will be paid the balance of available revenues. The term of the joint venture is for a period of ten years, commencing on the date Joint Venture Company receives its business license.

As of December 31, 1999, the joint venture operations had not yet commenced.

Guaranty

In July 1999, the Company guaranteed up to a $150,000 of a $200,000 promissory note of three of its officers and/or stockholders (the Group). The balance due on this note as of December 31, 1999 is $150,000 and is due September 2000. The Group has pledged 200,000 shares of Company's common stock owned by the Group as collateral for the promissory note. Due to the absence of any market for this guaranty and the related-party nature, management believes that the fair value of this guaranty would not be material and the estimation thereof would not be practicable.

Consulting Agreement with Related Party

In April 1999, the Company entered into a two year marketing consulting agreement with a member of the Company's board of directors. The agreement provides for the Company to compensate the consultant as follows: $4,000 per month, 240,000 stock options upon ratification of the agreement by the board of directors and up to 260,000 additional stock options if certain revenue targets are achieved by the Company. The exercise price for all options shall be at a per share price of $3.50. The term of the options shall be ten years from the grant date. Past due consulting fees may be converted into the Company's common stock at the conversion rate of $2.50 per share. No options have been issued under this agreement. Expenses incurred under this agreement during the year ended December 31, 1999 approximated $43,000, of which approximately $11,500 was paid to the consultant and an additional $22,000 was paid through the issuance of 8,800 shares of the Company's common stock. As of December 31, 1999, approximately $13,000 is due to the related party.

NOTE  9 - SUBSEQUENT EVENTS

Merger

Effective February 18, 2000, Albara Corporation (Albara) acquired, through its wholly owned subsidiary Leapfrog Merger, Inc., 100% of the outstanding common stock of the Company in exchange for 5,350,049 shares of Albara common stock. Additionally, the outstanding stock options of the Company were converted, on a pro rata basis, into 2,434,950 Albara stock options. Prior to the merger, Albara was considered to be a publicly held shell company with no revenues and insignificant expenses, assets and liabilities. Upon completion of the merger, the original shareholders of Albara held 610,946 shares of its common stock. As a result of the exchange, the former stockholders of the Company gained control of Albara. For accounting purposes, the acquisition has been accounted for as a recapitalization of the Company with the Company being treated as the acquiring entity (reverse acquisition) with no goodwill recorded. In connection with the merger, Albara changed its name to Leapfrog Smart Products, Inc. In January 2000 Albara increased its authorized shares of no par value common stock to 30,000,000 and increased its authorized shares of no par value preferred stock to 10,000,000.

Convertible Preferred Stock

Subsequent to the merger, the Company issued 125,000 shares of Series A Convertible Preferred Stock and received proceeds of $500,000. The holders of the Series A Preferred Shares are entitled to cumulative dividends at the rate of 6% per annum. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock at the election of the holder thereof. The Company may require mandatory conversion of all, but not less than all, of the Series A Preferred Shares on or after the first anniversary of the initial sale if certain stock trading prices are attained or if there is a reorganization of the Company involving an exchange of its common stock for shares of a United States domiciled corporation the shares of which are traded on a national exchange or on the NASDAQ National Market System. Additional issuances of the preferred stock, under substantially identical terms and conditions of the aforementioned shares, may be sold until Series A Convertible Preferred Stock having an aggregate purchase price of $6,000,000 have been sold, provided that all such sales are held prior to May 2, 2000. For as long as at least 50% of the Series A Convertible Preferred Shares are outstanding, the holders thereof may elect one board member to the Company's board of directors.

Sale of Common Stock

In January, February and March 2000, the Company issued an aggregate of 212,000 shares of its common stock and received proceeds of $842,000.

Issuance of Debentures

In January 2000, the Company issued an aggregate of $550,000 of 8% - 12% debenture notes. The Company also issued an aggregate of 75,000 shares of its common stock to the debenture holders as incentive to enter into the agreements.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAPFROG SMART PRODUCTS, INC.

By: /s/ Randolph Tucker
    ------------------------------
    Randolph Tucker, CEO

Date: April 14, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                      Title                         Date


/s/ Randolph Tucker            Chief Executive Officer       April 14, 2000
------------------------       & Director
Randolph Tucker

/s/ James Gornto               Chief Financial Officer       April 14, 2000
------------------------       & Secretary
James Gornto

/s/ James Grebey               Chief Technical Officer       April 14, 2000
------------------------       & Director
James Grebey

/s/ Dale Grogan                President                     April 14, 2000
------------------------       & Director
Dale Grogan

/s/ Bruce Starling             Chairman                      April 14, 2000
------------------------       & Director
Bruce Starling