Form 10QSB
period 2000-03-31
LEAPFROG SMART PRODUCTS INC
filed 2000-05-15
CIK 831669

UNITED STATES
	                        SECURITIES AND EXCHANGE COMMISSION
	                           WASHINGTON, D.C.  20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the three months ended MARCH 31, 2000

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from January 1, 2000 to March 31, 2000

      Commission file number: 000-20786


                          	LEAPFROG SMART PRODUCTS, INC.
                 	(Name of small business issuer in its charter)


               COLORADO             	 	        	    	      84-1076959
     (State or other jurisdiction of 					              (I.R.S. Employer
     incorporation or organization)                     	Identification No.)

     1011 Maitland Center Commons, Maitland, Florida          32751
     (Address of Principal Executive Offices)				           (Zip Code)

		   Issuer's telephone number (407) 838-0400



     Securities registered pursuant to Section 12(b) of the Securities Exchange
     Act:

                          	           NONE

     Securities registered pursuant to section 12(g) of the Securities Exchange
     Act:


                       COMMON STOCK, NO PAR VALUE PER SHARE
                                 (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]   	No [ ]


State issuer's revenues for its most recent fiscal year:  December 31, 1999
                                                          ($121,533)

As of March 31, 2000, 6,146,066 shares of the issuer's Common Stock were outstanding.

                            	ITEM 1. FINANCIAL STATEMENTS

                                  FINANCIAL STATEMENTS

The unaudited financial statements of Leapfrog Smart Products, Inc. for the three months ended March 31, 2000 and 1999 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period represented.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1999.


                            INDEX TO FINANCIAL STATEMENTS
                                       ________


	                                                                      Page
                                                                      Number
CONSOLIDATED FINANCIAL STATEMENTS

	Consolidated Balance Sheets - March 31, 2000 (Unaudited) and
   December 31, 1999 (Audited)	                                          3

	Consolidated Statements of Operations (Unaudited) - Quarters ended March 31, 2000 and March 31, 1999 and for the Period April 11, 1996
   (Date of Inception) Through March 31, 2000                            4

	Consolidated Statements of Changes in Stockholders' Equity (Deficit)
   (Unaudited) - Quarters ended March 31, 2000 and March 31, 1999        5

	Consolidated Statements of Cash Flows (Unaudited) - Quarters ended March 31, 2000 and March 31, 1999 and for the Period April 11, 1996
   (Date of Inception)Through March 31, 2000                             7

	Notes to Consolidated Financial Statements	                             8

                LEAPFROG SMART PRODUCTS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                                     March 31,     December 31
                                                       2000            1999
                                                    (Unaudited)     (Audited)

CURRENT ASSETS
	Cash	                                               $	391,209     $   18,529
	Accounts receivable                                     4,710          6,554
	Inventory                                              80,264         52,639
	Prepaid expenses                                      164,583        219,740
	Notes receivable - related party                       40,047         26,600
	Other receivables                                       2,353          9,226



                             TOTAL CURRENT ASSETS      683,166        333,288

PROPERTY AND EQUIPMENT, NET                            283,135        267,073

OTHER ASSETS
	Related-party advances                                 89,284         43,116
	Notes receivable - related party                            -          5,000
	Deposits                                                8,350          8,600
	Capitalized software costs, net of accumulated
 Amortization of $11,400 and $7,600                     64,600         68,400
	Costs in excess of fair market value of assets
 acquired, net of accumulated amortization of $3,250
 and $2,500                                             26,750         27,500

                                                  	 $1,155,285     	 $752,977

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Notes payable                                      $2,045,595     $1,859,049
	Notes payable - related party                         115,258         75,258
     Deferred Income                                     5,975              -
	Accounts payable                                      103,485        223,474
	Accrued expenses                                      188,430         99,816

                          TOTAL CURRENT LIABILITIES  2,458,743      2,257,597



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
	Common stock - no par value; 30,000,000
   shares authorized; 6,146,066 and 5,189,769
	  shares issued and outstanding                      4,996,150     4,006,025
	Convertible preferred stock - no par value per
   share;
   10,000,000 shares authorized;
   Series A; 125,000 and 0 shares issued and
   outstanding                                          480,000             -
   Series F; 195 and 0 shares issued and outstanding     14,625             -
	Deficit accumulated during development stage        (6,794,233)   (5,510,645)
                                                     (1,303,458)   (1,504,620)

	                                                   $	1,155,285    $ 	752,977

                LEAPFROG SMART PRODUCTS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Cumulative
                                                                   from
                                                                   April 11,
                                                                   1996
                                          Quarter      Quarter     (Inception)
                                          Ended        Ended       Through
                                          March 31,    March 31,   March 21,
                                          2000         2000        2000


REVENUES                                  $   	22,343  $   33,162  $   903,133

COST OF SALES                                  29,349      32,075      619,778

                  GROSS PROFIT (LOSS)          (7,006)      1,087      283,355


OPERATING EXPENSES
	Personnel and related expenses               636,617     176,468    3,193,366
	Consulting fees                               71,248      45,001      525,713
	General and administrative                   452,586     116,221    2,641,438
	Depreciation and amortization                 22,499      13,265      153,698

TOTAL OPERATING EXPENSES                    1,182,950     350,955    6,514,215


OTHER INCOME (EXPENSE)
 Other income, net                             38,895         854       60,817
	Interest expense                            (130,637)    (30,226)    (622,300)
                                              (91,742)    (29,372)    (561,483)

                  NET LOSS	               $(1,281,698)  $(379,240) $(6,792,343)

Dividends on preferred stock                   (1,890)          -


Net loss attributable to common
  shareholders                            $(1,283,588)  $(379,240)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE                             	$     (0.23)  $   (0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   5,598,332   3,948,129

                LEAPFROG SMART PRODUCTS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                   Deficit
                                                                   Accumulated  Total
                          Common Stock        Preferred Stok       During       Stockholders'
                          No Par Value         No Par Value        Development  Equity
                      Shares       Amount     Shares     Amount    Stage        (Deficit)


BALANCE -
DECEMBER 31, 1999     5,189,769    $4,006,025          -         - $(5,510,645) $(1,504,620)

MERGER
TRANSACTION WITH
ALBARA CORPORATION      616,797       (14,625)       195 $  14,625           -            -

ISSUANCE OF COMMON
AND PREFERRED STOCK
FOR CASH                211,000       838,500    125,000   480,000           -    1,318,500

ISSUANCE OF COMMON
STOCK FOR SERVICES       51,000       103,500          -         -           -      103,500

ISSUANCE OF COMMON
STOCK FOR PAYMENT OF
DEBT                      2,500         6,500          -         -           -        6,500

ISSUANCE OF COMMON
STOCK RELATED TO DEBT
FINANCING                75,000        56,250          -         -           -       56,250

ACCRUED DIVIDENDS ON
PREFERRED STOCK                                                         (1,890)      (1,890)

NET LOSS                      -             -          -         -  (1,281,698)  (1,281,698)

BALANCE -
MARCH 31, 2000        6,146,066    $4,996,150    125,195 $ 494,625 $(6,794,233) ($1,303,458)


                LEAPFROG SMART PRODUCTS, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                   STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                       Deficit
                                                                       Accumulated      Total
                            Common Stock         Preferred Stock       During           Stockholders'
                            No Par Value           No Par Value        Development      Equity
                        Shares      Amount      Shares    Amount       Stage            (Deficit)
BALANCE -
DECEMBER 31, 1998     3,767,219    $1,778,411            -          -  $(2,413,005)     $  (634,594)

ISSUANCE OF COMMON
STOCK FOR CASH          164,118       290,409            -          -            -          290,409

ISSUANCE OF COMMON
STOCK ON  EXERCISE
OF STOCK OPTIONS         64,075        16,019            -          -            -           16,019

ISSUANCE OF COMMON
STOCK FOR SERVICES       43,720        21,261            -          -            -           21,261

ISSUANCE OF COMMON
STOCK FOR PAYMENT OF
DEBT                     25,000        25,000            -          -            -           25,000


ISSUANCE OF COMMON
STOCK FOR ACQUISITION
OF MINORITY INTEREST
POSITION IN SUBSIDIARY   40,000        30,000            -          -            -           30,000

ISSUANCE OF COMMON
STOCK RELATED TO DEBT
FINANCING                18,667        14,500            -          -            -           14,500


NET LOSS                      -             -            -          -     (379,240)        (379,240)


BALANCE -
MARCH 31, 1999        4,122,799    $2,175,600            -          -  $(2,792,245)      $ (616,645)


                LEAPFROG SMART PRODUCTS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Cumulative
                                                                       From
                                                                       April 11, 1996
                                             Quarter       Quarter     (Inception)
                                             Ended         Ended       Through
                                             March 31,     March 31,   March 32
                                             2000          1999        2000
CASH FLOWS FROM OPERATING ACTIVITIES
	Net loss                                    $ (1,281,698) $ (379,240) $ (6,792,343)
 Reconciliation of net loss to net
  cash used in operating activities
		 Depreciation                                    17,949      13,015       143,637
		 Depreciation and amortization charged
    to cost of sales                               11,080      18,738        37,418
		 Amortization                                     4,550         250         7,050
		 Loss on disposal of assets, net                      -       2,667        10,127
		 Loss on write-off of related party note
    receivable                                          -      17,870        17,870
		 Common stock issued for services and
    interest                                      166,250      35,762     1,173,844
		 Cash provided by (used in) change in:
			 Accounts receivable                             1,844      (2,250)       (4,710)
			 Related party advances                        (46,168)     (1,694)      (89,284)
 			Other receivables                               6,873        (854)       (2,353)
			 Inventory                                     (27,625)     21,865       (80,264)
			 Prepaid expenses and other assets              56,626     (29,510)     (171,714)
			 Accounts payable                             (121,162)   (153,133)      119,979
			 Accrued expenses                               86,724     (25,665)      186,540
 			Deferred income                                 5,975     (11,500)        5,975
 			Minority interest                                   -      11,018             -

    NET CASH USED IN OPERATING ACTIVITIES      (1,118,782)   (482,661)   (5,438,228)

CASH FLOWS FROM INVESTING ACTIVITIES
	Acquisition of property, plant and
  equipment                                       (45,091)    (76,695)     (475,190)
	Net increase in notes receivable - related
  party                                            (8,447)    (14,000)      (57,917)
	Capitalization of software costs                       -     (62,000       (76,000)
	Proceeds from sale of vehicles                         -           -         8,473
    NET CASH USED IN INVESTING ACTIVITIES         (53,538)   (152,695)     (600,634)


CASH FLOWS FROM FINANCING ACTIVITIES
	Proceeds from issuance of notes payable          550,000     300,000     2,965,866
	Payments on notes payable                       (363,500)     (8,450      (687,984)
	Proceeds from exercise of common stock
  options                                               -      16,019       448,620
	Proceeds from sale of common stock               838,500      290,4      3,108,311
 Proceeds from sale of preferred stock            480,000          -        480,000
	Proceeds from related-party borrowings            40,000          -        122,658
	Repayments of related-party borrowings                 -          -         (7,400)

NET CASH PROVIDED BY FINANCINGACTIVITIES        1,545,000    597,978      6,430,071
         NET INCREASE (DECREASE) IN CASH          372,680    (37,378)       391,209
CASH AT BEGINNING OF PERIOD                        18,529     40,872              -
CASH AT END OF PERIOD                          $ 	391,209 	$   3,494     $ 	391,209


                LEAPFROG SMART PRODUCTS, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    Quarters Ended March 31, 2000 and 1999


NOTE 1 	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization

     Leapfrog Smart Products, Inc. and Subsidiaries (the "Company") operations include the design, development, and licensing of Smart card applications and related hardware and database management systems and services. The Smart card is a wallet-sized plastic card with an embedded computer chip carrying accessible data that is retrievable on demand and is capable of integrating various functions with security features.

     Leapfrog Smart Products, Inc. ("Leapfrog") was incorporated under the laws of the State of Florida in 1996 originally under the name Telephones! Telephones!, Inc. Leapfrog owns 100% of the outstanding common stock of Leapfrog Global IC Products, Inc. and approximately 96% of the outstanding common stock of Conduit Healthcare Solutions, Inc. ("Conduit"). Conduit was originally incorporated in 1997 under the name Leapfrog Healthcare Products, Inc.

     Effective February 18, 2000, Albara Corporation ("Albara") acquired,through its wholly owned subsidiary Leapfrog Merger, Inc., 100% of the outstanding common stock of the Company in exchange for 5,350,049 shares of Albara common stock. Additionally, the outstanding stock options of the Company were converted, on a pro rata basis, into 2,434,950 Albara stock options. Prior to the merger, Albara was considered to be a publicly held shell company with no revenues and insignificant expenses, assets and liabilities, accordingly, proforma information has not been presented. Upon completion of the merger, the original shareholders of Albara held 616,796 shares of its common stock and 195 shares of preferred stock. As a result of the exchange, the former stockholders of the Company gained control of Albara. For accounting purposes, the acquisition has been accounted for as a recapitalization of the Company with the Company being treated as the acquiring entity (reverse acquisition) with no goodwill recorded. Accordingly, the historical financial statements prior to February 18, 2000 are those of Leapfrog Smart Products, Inc. and Subsidiaries with the related stockholders' equity section being retroactively restated to reflect the equivalent number of Albara shares received in the merger after giving effect to the differences in par value. No significant assets or liabilities were obtained from Albara in the closing of the transaction. In connection with the merger, Albara changed its name to Leapfrog Smart Products, Inc. In January 2000 Albara increased its authorized shares of no par value common stock to 30,000,000 and increased its authorized shares of no par value preferred stock to 10,000,000.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

     Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Leapfrog Smart Products, Inc., Conduit Healthcare Solutions, Inc., and Leapfrog Global IC Products, Inc. (collectively, the Company). All significant intercompany transactions and balances have been eliminated in the consolidated financial statements. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and foonotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

     Development Stage Company

     Since its inception, the Company's planned principal operations have not yet begun to produce significant revenue; accordingly, the Company is considered to be a development stage enterprise.

     Net Loss Per Share of Common Stock

     The basic and diluted net loss per common share in the accompanying consolidated statements of operations are based upon the net loss after the deduction of preferred dividends divided by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share is the same as basic net loss per common share since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of outstanding stock options and the convertible preferred stock and promissory notes would be anti-dilutive.

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

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

      Continued Operations

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the three month periods ended March 31, 2000 and 1999, the Company incurred losses of approximately
     $1.3 million and $379,000, respectively, and had a deficiency in working capital of approximately $1.8 million at March 31, 2000. These factors, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

     Liquidity and Plan of Operations

     At March 31, 2000, the Company had cash of approximately $391,000 and a deficiency in working capital of $1.8 million.

     The Company has a limited operating history and its prospects are subject to the risks expenses and uncertainties frequently encountered by companies in new and rapidly6 evolving markets such as Smart card products and services. These risks include the failure to develolp and extend the Company to maintain and increase its customer base, as well as other risks uncertainties. In the event that the Company does not successfully implement its business plan, certain assets may not be recoverable.

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been through private placement of equity and debt securites. The Company is presently exploring possibilities with respect to raising working capital through additional equity and/or debt financings in the near future. The Company is in the process of closing a private placement of up to 600,000 shares of the Company's common stock for $2.4 million spread over a period from March 2000 through September 2000. As of May 9, 2000 the Company had received $860,000 of which $180,000 was used to fund Smart Products International. However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to the Company. Based upon its current business plan, the Company believes that it will generate sufficient cash flow through operations and external sources of capital to continue to meet its obligations in a timely manner. If anticipated financing transactions and operating results are not achieved, management has the intent and believes that it has the ability to delay or reduce expenditures so as not to require additional financial resources, if such resources were not available on terms acceptable to the Company.

NOTE 2- NOTES PAYABLE

     In the first quarter of 2000, the Company issued an aggregate of $550,000 of 10% debenture notes. The Company also issued an aggregate of 75,000 shares of its common stock to some of the debenture holders as incentive to enter into the agreements. For accounting purposes, these shares of common stock were valued at $56,250 and that value was included in interest expense. During the first quarter of 2000, the Company repaid $350,000 in bank notes with the proceeds of the above debentures and issuances of stock.

     Cash paid for interest during the first quarter of 2000 and 1999 was $19,439 and $7,747 respectively.

     All notes payable are past due except for $300,000 of the debentures issued in March of 2000 and due August of 2000 and several related party notes that are not due until December of 2000 totalling $50,258 and one other related party note that is due in June of 2000.

NOTE 3-  STOCKHOLDERS' EQUITY

     Issuances of Common or Preferred Stock

     Subsequent to the merger, the Company issued 125,000 shares of Series A Convertible Preferred Stock and received net proceeds of $480,000. The holders of the Series A Preferred Shares are entitled to cumulative dividends at the rate of 6% per annum. Each share of Series A convertible Preferred Stock is convertible into one share of common stock at the election of the holder thereof. The Company may require mandatory conversion of all, but not less than all, of the Series A Preferred shares on or after the first anniversary of the initial sale if certain stock trading prices are attained or if there is a reorganization of the Company involving an exchange of its common stock for shares of a United States domiciled corporation the shares of which are traded on a national exchange or an the NASDAQ national market system. Additional issuances of the preferred stock,under substantially identical terms and conditions of the aforementioned shares, may be sold until Series A Convertible Preferred Stock having an aggregate purchase price of $6,000,000 have been sold, provided that all such sales are held prior to May 2, 2000. For as long as at least 50% of the Series A Convertible Preferred shares are outstanding, the holders thereof may elect one board member to the Company's Board of Directors.

During the first quarter of 2000, the Company issued an aggregate of 211,000 shares of its common stock for cash and received proceeds of $838,500.

The shares issued to Albara shareholders consisted of 616,797 shares of common stock and 195 shares of preferred stock. The preferred stock is Series F and is entitled to receive dividends on a pro rata basis with holders of common stock. These holders are entitled to a $100 per share preference on any liquidation of the Company and shall share pro rata with the common stockholders in any remaining amounts distributed. Each share is convertible into 15 shares of common stock after August 31, 1993.

Authorized Shares

In January 2000, prior to the merger, the authorized shares of no par value common stock were increased to 30,000,000 and the authorized shares of no par value preferred stock were increased to 10,000,000.

Warrant

On January 31, 2000 a warrant was issued to the former majority shareholder of Albara for the right to purchase 500,000 shares of common stock at $3.50 per share on or after April 30, 2000. The warrant expires on January 31, 2010. The exercise price of $3.50 shall be adjusted to $.035 in the event the Company has not closed an equity offering raising an aggregate of at least $2,500,000 by June 29, 2000.

NOTE 4 -     SUBSEQUENT EVENTS

The Company is in the process of closing a private placement of up to 600,000 shares of the Company's common stock for $2.4 million spread over a period from March 2000 through September 2000. As of May 9, 2000 the Company had received $860,000 of which $180,000 was invested into a newly formed
Singapore subsidiary, Smart Products International, for a 60% ownership.
This subsidiary was formed to market, sell and distribute the Company's software and hardware products throughout the Asia-Pacific region (excluding the People's Republic of China), and also to market and sell those products elsewhere as agreed.

        (THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK)

	             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR
                      PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

PLAN OF OPERATION

LEAPFROG did not have any external sources of working capital since inception except for the sale of stock to individuals and the issuance of short-term notes payable while it was a private company. On February 18, 2000, LEAPFROG merged with Albara Corporation through a reverse acquisition in which Albara acquired LEAPFROG and the existing shareholders of LEAPFROG obtained control of Albara. Even with the completion of this business combination transaction, there can be no assurance that the combined comps to undertake any significant development, marketing and manufacturing activities. Accordingly, the Company is being required to seek additional debt or equity financing or funding from third parties, in exchange for which the Company might be required to issue a substantial equity position.

From the period January 1, 2000 through March 31, 2000, additional debt of $550,000 was issued to third parties and 211,000 shares of restricted common stock were issued for $838,500 and 125,000 shares of convertible preferred stock were issued for net proceeds of $480,000.

There is no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company. If Management is successful in obtaining additional funding, these funds will be used primarily to provide working capital needed for repayment of outstanding notes payable, software development, sales and marketing expense, to finance research, development and advancement of intellectual property concerns and for general administration.

The Company is in the process of closing a private placement of up to 600,000 shares of the Company's common stock for $2.4 million spread over a period from March 2000 to September 2000. As of May 9, 2000 the Company had received $860,000 of which $180,000 was used to invest in its newly formed Singapore subsidiary, Smart Products International (SPI), for a 60% ownership. SPI has been formed to market, sell and distribute the Company's products throughout the Asia-Pacific region (excluding Peoples Republic of China) and also to market and sell those products elsewhere as agreed.

Management has committed to a $225,000 investment into its China subsidiary for funding a joint venture to produce and market biometric readers internationally.

RESULTS OF OPERATIONS

Revenues and Gross Profits:

LEAPFROG is a development stage company with virtually no revenues. Revenues for the quarter ended March 31, 2000 decreased $11,000, from $33,000 to $22,000, a 33% decrease compared to the quarter ended March 31, 1999. Revenues were associated with the sale of predominantly hardware related items such as Smart card readers/writers utilized in pilot evaluation programs, software testing programs and specialized software solutions by potential future users of LEAPFROG's software products. Gross loss margin for the quarter ended
March 31, 2000 was $7,000 due to a loss taken on a specialized software solution and the related hardward with the intention of using this as an investment in future projects. During the first quarters of 2000 and 1999, LEAPFROG initiated pilot programs by providing software and hardware at cost or near cost. These gross margins are not indicative of margins expected in future years.

Total Operating Expenses:

Total operating expenses for the quarter ended March 31, 2000 increased $832,000 from $351,000 to $1.2 million, a 237% increase compared to the same period in 1999. This increase is net of $62,000 in software development expenditures that were capitalized during the quarter ended March 31, 1999. This increase is primarily associated with expense incurred in hiring additional marketing and sales personnel to prepare for an intended roll-out of products in 2000 as well as administrative staff. Significant legal and professional expenses were incurred related to the closing of the merger in first quarter 2000.

Personnel and related expenses increased $460,000 or 261% to $637,000 for the quarter ended March 31, 2000 compared to the $176,000 for the same period in 1999. This increase was primarily due to the doubling of the staff, including senior marketing and sales personnel to prepare for an intended rollout of products in 2000 and other administrative staff in preparation for expected growth and the reporting responsibilities of a public company.

Consulting fees increased by $26,000 from the $45,000 incurred for the quarter ended March 31, 1999 to $71,000 for the quarter ended March 31, 2000. The expenses in 2000 and 1999 related primarily to fees paid to individuals and companies that assisted the Company in identifying potential contract opportunities and recruiting distributors and value added resellers who may participate in the intended product rollout in 2000.

General and administrative expenses increased to $453,000 for the quarter ended March 31, 2000 from $116,000 for the same period in 1999. This $336,000 or 289% increase was due largely to increased legal and other professional costs related to the merger. General and administrative expenses increased in several areas with the hiring of new personnel requiring more space and general overhead. International travel increased significantly in the first quarter of 2000 related to the Singapore and China joint ventures.

Depreciation and amortization expenses increased $9,000 or 70% to $22,000 for the quarter ended March 31, 2000 compared to $13,000 for the same period in 1999. The increase was due to the purchase of additional assets as well as the amortization of capitalized software costs and the addition attributable to costs of assets acquired in excess of fair market value.

Other income and expense:

Interest expense for the quarter ended March 31, 2000 increased $100,000 from $30,000 to $131,000 when compared to the same period in 1999. In March through July 1999, LEAPFROG completed a short-term debt offering to a select group of accredited investors providing net proceeds of $1,402,000. These amounts and other notes issued in the first quarter of 2000 were not outstanding in the first quarter of 1999 and therefore, no interest expense was incurred on them. In January 2000, the Company issued an aggregate of $550,000 of 10% debenture notes. The Company also issued an aggregate of 75,000 shares of it common stock to some of the debenture holders as incentive to enter into the agreements. For accounting purposes, these shares of common stock were valued at $56,250 and that value was included in interest expense. Substantially all of the interest expense in 1999 is directly associated with the $350,000 in bank notes and other short-term notes payable to one individual totaling $250,000.

Net loss:

The net loss for the quarter ended March 31, 2000 increased $902,000 from $379,000 to $1.3 million, a 238% increase compared to the quarter ended
March 31, 1999. This increase is net of $62,000 in software development expenditures that were capitalized during the quarter ended March 31, 1999.
This increase is primarily associated with expense incurred in hiring additional marketing and sales personnel to prepare for an intended roll-out of products in 2000 as well as administrative staff. Significant legal and professional expenses were related to the closing of the merger in first quarter 2000. Net loss per share of common stock increased from $.10 per share in 1999 to $.23 in 2000. This increase is primarily due to the increase in losses realized offset by an increase in the weighted average number of common shares outstanding from 3,948,129 for the quarter ended March 31, 1999 to 5,598,332 for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities increased $636,000 from $483,000 for the quarter ended March 31, 1999 to $1.1 million for the quarter ended
March 31, 2000. The increase is primarily due to the higher net loss offset slightly by the common stock issued for services.

Net cash used for investing activities decreased $99,000 from $153,000 in the first quarter of 1999 compared to $54,000 in the same period of 2000. The decrease was primarily due to $32,000 less being spent on fixed assets acquisitions and no capitalization of software costs in the first quarter of 2000.

Net cash provided by financing activities increased $947,000 from $598,000 for the quarter ended March 31, 1999 to $1.5 million for the quarter ended
March 31, 2000. Financing activities during 2000 included the issuance of common stock providing $838,500 in the aggregate and the issuance of notes payable which provided $550,000 offset by an $363,500 repayment of existing notes payable. Financing activities during 1999 included the issuance of common stock providing $306,000 in the aggregate and the issuance of notes payable that provided a net of $292,000 after repayment of principal in the amount of $8,000.

Like many early stage technology companies, the majority of LEAPFROG's assets are intangible assets such as copyrights, trademarks, and research and development costs which by their very nature are not reflected in the Company's balance sheet as ssets.

In the past, LEAPFROG'S Management has been successful in attracting accredited investors who have purchased newly issued common stock. However, there can be no assurance that the Company will be able to obtain additional equity financing on similar terms in the future. Over the past two years all of LEAPFROG'S debt financing has been short-term notes payable. These notes can only be repaid if the Company successfully raises additional equity or debt financing. In addition tot he cash requirement assiciated with repaying these notes, LEAPFROG will not be able to mount an effective national marketing campaign for its products without an additional infusion of capital. The Company does not have any commitments to provide additional capital funding. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to repay its outstanding debt and to cover the expenses associated with executing its sales and marketing plan.

Y2K COMPLIANCE

LEAPFROG concluded its efforts concerning its exposure relative to year 2000 issues for both information and non-information technology systems. Management actively monitors the status of the readiness program of the Company.
LEAPFROG`s out of pocket cost associated with becoming Year 2000 compliant were not significant. These cost were expensed as incurred, and the Company does not anticipate any additional material expenditure as a result of Year 2000 issues. Based on operations since January 1, 2000, including the leap year date of February 29, 2000, the Company has not experienced any significant disruption or change, and does not expect any significant impact to its ongoing business a result of the Year 2000 issue. Additionally, the Company is not aware of any significant Year 2000 issues or problems that have arisen for its significant customers, vendors or service providers. As there can be no assurance that the Company's efforts to achieve Year 2000 readiness have been completely successful or that customers, vendors and service providers will not experience Year 2000 related failures in the future, the Company will continue to monitor its exposure to Year 2000 issues and will leave its contingency plans in place in the event that any significant Year 2000 related issues arise.

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of LEAPFROG and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of LEAPFROG. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.


                                   PART II
                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

Exhibit No.		Exhibit

###	2.1			    Agreement and Plan of Merger

##	 3(a)			   Articles of Incorporation

##	 3(b)			   Bylaws

#	  4(a)	    	Agreements Defining Certain Rights of Shareholders

#	  4(b)	    	Specimen Stock Certificate

#	  10(a)		   Pre-incorporation Consultation and Subscription Agreement

##	 10.1			   Consultation Services Agreement

##	 10.2			   Legal Services Engagement Agreement

### 10.3		 	  Bleed-Out Agreement

### 10.4	   		Consulting Agreement

### 10.5	   		Warrant Agreement

### 10.6  	 		Registration Rights Agreement

x	  11	       Statement re Computation of Earnings per Share

####16	  		   Letter on Change in Certifying Accountant

x	  21		      Subsidiaries of the Registrant

x	  27	      	Financial Data Schedule

#	  99.1		    Safe Harbor Compliance Statement
____________________________
x	filed herewith

#	previously filed with the Company's Definitive Information Statement on
Schedule 14C on January 18, 2000.

##	previously filed with the Company's Registration Statement on Form S-8 on
February 29, 2000

###	previously filed with the Company's Form 8-K dated March 8, 2000

####	previously filed with the Company's Form 8-K dated March 17, 2000


    (b)  REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the last quarter of the 1999 fiscal year:

	Current Report on Form 8-K dated March 8, 2000

	Current Report on Form 8-K dated March 17, 2000

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAPFROG SMART PRODUCTS, INC.

By:    /s/ Randolph Tucker
       RANDOLPH TUCKER, CEO

Date:  May 15, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature				                  Title				                  Date

/s/ Randolph Tucker			         CEO	& DIRECTOR             May 15, 2000
RANDOLPH TUCKER

/s/ James K. Gornto            CFO                        May 15, 2000
JAMES K. GORNTO