Form 10QSB
period 2000-06-30
LEAPFROG SMART PRODUCTS INC
filed 2000-08-21
CIK 831669

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the six months ended JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________



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

December 31, 1999 - $121,533

As of July 31, 2000, 6,883,949 shares of the issuer's Common Stock were outstanding.

                       ITEM 1. FINANCIAL STATEMENTS

                           FINANCIAL STATEMENTS

The unaudited condensed financial statements of Leapfrog Smart Products, Inc. for the six months ended June 30, 2000 and 1999 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period represented.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1999.


                       INDEX TO FINANCIAL STATEMENTS
                                 ________


                                                               Page
                                                              NUMBER



UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Condensed Balance Sheets -
        June 30, 2000 and December 31,1999                      3

  Consolidated Condensed Statements of Operations -
        Quarters ended June 30,2000 and 1999, the Six
        Months ended June 30, 2000 and 1999 and for the
        Period April 11, 1996 (Date of Inception) Through
        June 30, 2000                                           4

  Consolidated Condensed Statements of Changes in
  Stockholders' Equity (Deficit) -
         Six Months ended June 30, 2000 and 1999                5

  Consolidated Condensed Statements of Cash Flows -
         Six Months ended June 30, 2000 and 1999 and
         for the Period April 11, 1996 (Date of Inception)
         Through March 31, 2000                                 7

  Notes to Consolidated Financial Statements                    8

                                  2

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                                                        June 30,     December 31,
                                                        2000         1999
CURRENT ASSETS
  Cash                                                  $  8,183     $  18,529
  Accounts receivable                                      8,200         6,554
  Unbilled progress receivables                          142,111             -
  Inventory                                               92,277        52,639
  Prepaid expenses                                       336,621       219,740
  Notes receivable - related party                        46,409        26,600
  Other receivables                                        2,727         9,226
                              TOTAL CURRENT ASSETS       636,528       333,288

PROPERTY AND EQUIPMENT, NET                              301,833       267,073

OTHER ASSETS
  Related-party advances                                 177,887        43,116
  Notes receivable - related party                             -         5,000
  Deposits                                                38,136         8,600
  Capitalized software costs, net of accumulated
    amortization of $15,915 and $7,600                    81,520        68,400
  Costs in excess of fair market value of assets
    acquired, net of accumulated amortization of          26,000        27,500
    $4,000 and  $2,500
                                                     $ 1,261,904     $ 752,977

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable                                      $ 1,756,184  $  1,859,049
  Notes payable - related party                          215,258        75,258
  Accounts payable                                       639,926       223,474
  Accrued expenses                                       237,580        99,816
                        TOTAL CURRENT LIABILITIES      2,848,948     2,257,597
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                            500             -
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - no par value; 30,000,000
     shares authorized; 6,603,777 and 5,189,769
     shares issued and outstanding                     6,161,469     4,006,025
  Convertible preferred stock - no par value per
  share;
      10,000,000 shares authorized;
      Series A; 125,000 and 0 shares issued              480,000             -
      and outstanding
      Series F; 195 and 0 shares issued and               14,625             -
      outstanding
  Deficit accumulated during development stage        (8,243,638)   (5,510,645)
                                                      (1,587,544)   (1,504,620)
                                                     $ 1,261,904   $   752,977

                                     3

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            Cumulative
                                                                               From
                                                                            April 11,
                                                                               1996
                            Six Months   Six Months    Quarter    Quarter  (Inception)
                              Ended        Ended        Ended      Ended     Through
                             June 30,     June 30,     June 30,   June 30,   June 30,
                              2000         2000         2000        2000       2000
REVENUES                 $  167,740     $ 37,096    $  145,397  $ 3,934     $1,048,530

COST OF SALES               158,429       33,712       129,080    1,637        748,858

      GROSS PROFIT            9,311        3,384        16,317    2,297        299,672

OPERATING EXPENSES
 Personnel and            1,230,187      443,482       593,570  267,014      3,786,936
  related expenses
 Consulting fees            222,908       91,434       151,660   46,433        677,373
 General and              1,021,445      347,178       568,859  230,957      3,210,297
  administrative
 Depreciation and            46,869       27,516        24,370   14,251        178,068
  amortization

TOTAL OPERATING           2,521,409      909,610     1,338,459  558,655      7,852,674
  EXPENSES
OTHER INCOME (EXPENSE)
 Other income, net           40,091        2,121         1,196    1,267         62,013
 Interest expense          (251,616)    (173,338)     (120,979) (143,112)     (743,279)
                           (211,525)    (171,217)     (119,783) (141,845)     (681,266)

     NET LOSS           $(2,723,623) $(1,077,443)  $(1,441,925)$(698,203)  $(8,234,268)

Dividends on
 preferred stock             (9,370)           -        (7,480)        -
Net loss
 attributable to        $(2,732,993) $(1,077,443)  $(1,449,405)$(698,203)
 common shareholders
BASIC AND DILUTED
NET LOSS PER COMMON
SHARE                   $      (.46) $      (.27)  $      (.23)$   (0.17)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING        5,944,854    3,980,125     6,291,375 4,012,120

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                      STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 Deficit
                                                               Accumulated      Total
                        Common Stock        Preferred Stock     During      Stockholders'
                        No Par Value         No Par Value     Development      Equity
                     Shares      Amount    Shares    Amount       Stage        (Deficit)

BALANCE -
DECEMBER 31, 1999   5,189,769  $4,006,025      -        -     $(5,510,645)   $(1,504,620)

MERGER TRANSACTION
WITH ALBARA
CORPORATION           616,797    (14,625)     195  $14,625         -               -

ISSUANCE OF COMMON
AND PREFERRED STOCK
FOR CASH              454,500   1,251,000  125,000 480,000         -           1,731,000

ISSUANCE OF COMMON
STOCK FOR SERVICES    101,000     259,750      -        -          -             259,750

ISSUANCE OF COMMON
STOCK FOR PAYMENT
OF DEBT                 2,500       6,500      -        -          -               6,500

ISSUANCE OF COMMON
STOCK FOR CONVERSION
OF DEBENTURES         153,211     459,601      -        -          -             459,601

ISSUANCE OF COMMON
STOCK FOR EXERCISE
OF STOCK OPTIONS       11,000      31,968      -        -          -              31,968

ISSUANCE OF COMMON
STOCK RELATED TO
DEBT FINANCING         75,000      56,250      -        -          -              56,250

ISSUANCE OF STOCK
OPTIONS FOR SERVICES     -        105,000      -        -          -             105,000

ACCRUED DIVIDENDS
ON PREFERRED STOCK       -           -         -        -        (9,370)          (9,370)

NET LOSS                 -           -         -        -    (2,723,623)      (2,723,623)

BALANCE - JUNE 30,
2000                6,603,777  $6,161,469  125,195 $494,625 $(8,243,638)     $(1,587,544)




            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                STOCKHOLDERS' EQUITY (DEFICIT) (Continued)





                                                                 Deficit
                                                              Accumulated       Total
                        Common Stock       Preferred Stock        During     Stockholders'
                        No Par Value       No Par Value        Development      Equity
                     Shares      Amount   Shares     Amount        Stage        (Deficit)

BALANCE -
DECEMBER 31, 1998  3,767,219 $1,778,411      -          -     $(2,413,005)   $  (634,594)

ISSUANCE OF COMMON
STOCK FOR CASH       167,418    291,234      -          -           -            291,234

ISSUANCE OF COMMON
STOCK ON  EXERCISE
OF STOCK OPTIONS      64,075     16,019      -          -            -            16,019

ISSUANCE OF COMMON
STOCK FOR SERVICES    43,720     21,277      -          -            -            21,277

ISSUANCE OF COMMON
STOCK FOR PAYMENT
OF DEBT               25,000     25,000      -          -            -            25,000

ISSUANCE OF COMMON
STOCK FOR ACQUISITION
OF MINORITY
INTEREST POSITION
IN SUBSIDIARY         40,000     30,000      -          -            -            30,000

ISSUANCE OF COMMON
STOCK RELATED TO
DEBT FINANCING       172,009    129,507      -          -            -           129,507

NET LOSS                -          -         -          -       (1,077,443)   (1,077,443)

BALANCE -
JUNE 30, 1999      4,279,441 $2,291,448       -         -      $(3,490,448)  $(1,199,000)




            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Cumulative:
                                                                 April 11,
                                         Six        Six Months      1996
                                        Months       Ended       (Inception)
                                         Ended      June 30,     Through
                                        June 30,      1999        June 30,
                                          2000                      2000
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                              $(2,723,623) $(1,077,443) $(8,159,268)
 Reconciliation of net loss to net
  cash used in operating activities
   Depreciation                             37,770       26,516      163,458
   Depreciation and amortization charged    11,795       18,738       38,134
     to cost of sales
   Amortization                              9,100        1,000       11,599
   Assets expensed to research and          18,158            -       18,158
     development
   Loss on disposal of assets, net            -           2,667       10,127
   Loss on write-off of related party         -          17,870       17,870
     note receivable
   Common stock and options issued         456,718      150,784    1,359,312
     for services and interest
   Cash provided by (used in) change in:
      Accounts receivable                   (1,646)         445       (8,200)
      Unbilled progress revenues          (142,111)         -       (142,111)
      Related party advances              (134,771)      (1,694)    (177,887)
      Other receivables                      6,499       (1,318)      (2,727)
      Inventory                            (39,638)     (10,757)     (92,277)
      Prepaid expenses and other assets   (145,198)     (30,590)    (343,538)
      Bank overdraft                        -            52,337          -
      Accounts payable                     415,279      (37,043)     656,420
      Accrued expenses                     182,495      (13,896)     282,311
      Deferred income                        -          (11,500)          -
      Minority interest                        500       11,018          500
   NET CASH USED IN OPERATING ACTIVITIES(2,048,673)    (902,866)  (6,368,119)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment    (101,768)     (85,525)    (531,867)
 Net increase in notes receivable -        (14,809)     (19,000)     (64,279)
   related party
 Capitalization of software costs          (21,435)     (76,000)     (97,435)
 Proceeds from sale of vehicles               -            -           8,473
   NET CASH USED IN INVESTING ACTIVITIES  (138,012)    (180,525)    (685,108)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of notes payable   701,902      760,000    3,117,768
 Payments on notes payable                (399,313)     (18,434)    (723,797)
 Proceeds from exercise of common            2,750       16,019      451,370
   stock options
 Proceeds from sale of common stock      1,251,000      291,234    3,520,811
 Proceeds from sale of preferred stock     480,000         -         480,000
 Proceeds from related-party borrowings    140,000        -          222,658
 Repayments of related-party borrowings        -         (6,300)      (7,400)
   NET CASH PROVIDED BY                  2,176,339    1,042,519    7,061,410
   FINANCINGACTIVITIES
       NET INCREASE (DECREASE) IN CASH     (10,346)     (40,872)       8,183

CASH AT BEGINNING OF PERIOD                 18,529       40,872         -
CASH AT END OF PERIOD                   $    8,183    $    _       $   8,183

                                     7

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

           Six Months and Quarters Ended June 30, 2000 and 1999


NOTE  1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Leapfrog Smart Products, Inc. (a Colorado corporation) and Subsidiaries (the "Company") operations include the design, development, and licensing of Smart card applications and related hardware and database management systems and services. The Smart card is a wallet-sized plastic card with an embedded computer chip carrying accessible data that is retrievable on demand and is capable of integrating various functions with security features.

         Leapfrog Smart Products, Inc. (Leapfrog) was incorporated under the laws of the State of Florida in 1996 originally under the name Telephones! Telephones! Inc. Leapfrog was merged into a 100% owned subsidiary of the Company named Leapfrog Merger, Inc. Leapfrog owns approximately 95% of the outstanding common stock of Leapfrog Global IC Products, Inc. (LGIC) and approximately 96% of the outstanding common stock of Conduit Healthcare Solutions, Inc. (Conduit). LGIC issued 52,895 shares of it common stock as an incentive to purchase Leapfrog stock. Another 5,000 shares were issued in LGIC from the exercise of an option for $500. Conduit was originally incorporated in 1997 under the name Leapfrog Healthcare Products, Inc.

         Effective February 18, 2000, Albara Corporation (Albara) acquired, through its wholly owned subsidiary Leapfrog Merger, Inc., 100% of the outstanding common stock of the Company in exchange for
         5,350,049 shares of Albara common stock.  Additionally, the outstanding stock options of the Company were converted, on a pro rata basis, into 2,434,950 Albara stock options.  Prior to the merger, Albara was considered to be a publicly held shell company with no revenues and insignificant expenses, assets and liabilities. Subsequent to the merger, the Albara records have not been made
         available  to  the Company.   Accordingly,  since management has been
         advised that there are no significant balance sheet or income statement amounts, proforma information has not been presented. Upon completion of the merger, the original shareholders of Albara held 616,796 shares of its common stock and 195 shares of preferred stock. As a result of the exchange, the former stockholders of the
         Company gained control of Albara.   For accounting purposes, the
         acquisition has been accounted for as a recapitalization of the Company with the Company being treated as the acquiring entity (reverse acquisition) with no goodwill recorded. Accordingly, the historical financial statements prior to February 18, 2000 are those of Leapfrog Smart Products, Inc. and Subsidiaries with the related stockholders' equity section being retroactively restated to reflect the equivalent number of Albara shares received in the merger after giving effect to the differences in par value. In connection with the merger, Albara changed its name to Leapfrog Smart Products, Inc. In January 2000 Albara increased its authorized shares of no par value common stock to 30,000,000 and increased its authorized shares of no par value preferred stock to 10,000,000.


                                              8
NOTE  1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (CONTINUED)

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Leapfrog Smart Products, Inc., Leapfrog Merger, Inc., Conduit Healthcare Solutions, Inc., and Leapfrog Global IC Products, Inc. (collectively, the Company). All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the six month periods and the three month periods are not necessarily indicative of the results that may be expected in the future.

         DEVELOPMENT STAGE COMPANY

         Since its inception, the Company's planned principal operations have not yet begun to produce significant revenue; accordingly, the Company is considered to be a development stage enterprise.

         REVENUE AND EXPENSE RECOGNITION

         Revenues are generally recognized when the service has been performed and related costs and expenses are recognized when incurred.
         Contracts for the development of software and installation of the related hardware that extend over more than one reporting period are accounted for using the percentage-of-completion method of accounting. Revenue recognized at the financial statement date under these contracts is that portion of the total contract price that costs expended to date bears to the total anticipated final cost, based on current estimates of cost to complete. Revisions in total costs and earnings estimates during the course of the contract are reflected in the accounting period in which the circumstances necessitating the revision become known. At the time a loss on a contract becomes known the entire amount of the estimated loss is recognized in the financial statements. Costs attributable to contract disputes are carried in the accompanying balance sheet only when realization is probable. Amounts received on contracts in progress in excess of the revenue earned, based upon the percent of completion method, are recorded as deferred revenue and the related costs and expenses incurred are recorded as deferred costs.

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
                                         9

NOTE  1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (CONTINUED)

         STATEMENT OF CASH FLOWS

         As an incentive to several investors in debentures, 75,000 and 172,009 shares of stock were issued for a dollar value of $56,250 and $130,000 for the six months ended June 30, 2000 and 1999, respectively. As an incentive to several investors in debentures, 153,352 shares of stock were issued for a dollar value of $115,000 for the three months ended June 30, 1999.

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

         CONTINUED OPERATIONS

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
         As shown in the accompanying financial statements during the three month periods ended June 30, 2000 and 1999, the Company incurred losses of approximately $1.4 million and $698,000, respectively, and had a deficiency in working capital of approximately $2.2 million at June 30, 2000. The Company incurred losses of $2.7 million and $1.1 million for the six months ended June 30, 2000 and 1999, respectively.  These factors, among others, may indicate the Company will be unable to continue  as  a  going concern for a
         reasonable   period   of   time.   The  accompanying  consolidated
         financial statements do not include any adjustments relating to the outcome of this uncertainty.

         LIQUIDITY AND PLAN OF OPERATIONS

         At June 30, 2000, the Company had cash of approximately $8,000 and a deficiency in working capital of $2.2 million.

         The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in new and rapidly evolving markets such as Smart card products and services. These risks include the failure to develop and extend the Company's products and services, the rejection of such services by Smart card customers, vendors and/or advertisers, the inability of the Company to maintain and increase its customer base, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan, certain assets may not be recoverable.


NOTE  1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (CONTINUED)

         LIQUIDITY AND PLAN OF OPERATIONS (CONT'D)

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been through the private placement of equity and debt securities. The Company is presently exploring possibilities with respect to raising working capital through additional equity and/or debt financings in the near future. In July 2000, the Company received approval from the Securities and Exchange Commission for an SB-1 authorizing a total of 2,909,635 of registered shares. Subsequent to June 30, 2000 through August 14, 2000, the Company has sold 465,544 additional shares of common stock for $906,750 in net proceeds. Also, $150,000 in debentures that were due March 1, 2000 plus interest of approximately $8,000 were converted into 78,792 shares of common stock in August. However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to the Company. Based upon its current business plan, the Company believes that it will generate sufficient cash flow through operations and external sources of capital to continue to meet its obligations in a timely manner.

NOTE 2 - NOTES PAYABLE

         In the second quarter of 2000, the Company issued a note for $100,000 to a bank at the bank's prime rate plus 1.5%. The note was due on July 15, 2000. As of August 14, 2000 it has not been repaid. The Company also issued a $100,000 note to a related individual with 10% interest on April 28, 2000. This note is due on August 15, 2000.

         On June 30, 2000, $405,500 in debentures plus accrued interest of approximately $54,000 were converted into 153,211 shares of common stock.

         Cash paid for interest during the three months ended June 30, 2000 and 1999 was $22,312 and $16,237, respectively. Cash paid for interest during the six months ended June 30, 2000 and 1999 was $41,790 and $23,984, respectively.

         All notes payable are past due except for the related party note discussed above and several related party notes that are not due until December of 2000 totaling $50,258.


NOTE 3 - STOCKHOLDERS' EQUITY

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

        During the second quarter of 2000, the Company issued an aggregate of 254,500 shares of its common stock for cash and received proceeds of $415,250.

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

         WARRANT

         On January 31, 2000 a warrant was issued which was effective on February 18, 2000 to the former majority shareholder of Albara for the right to purchase 500,000 shares of common stock at $3.50 per share on or after April 30, 2000. The warrant expires on January
         31, 2010. The exercise price of $3.50 shall be adjusted to $.035 in the event the Company has not closed an equity offering raising an aggregate of at least $2,500,000 by July 16, 2000.


NOTE 3 -      STOCKHOLDERS' EQUITY (CONT'D)

         OPTIONS

         Options to purchase 200,000 shares of common stock were issued to a consultant on May 24, 2000. Options for 50,000 of the shares vested immediately at a $4 strike price. Additionally, three 50,000 blocks of options vest 60 days, 90 days and 180 days later at strike prices of $5, $6 and $7, respectively. The options expire two years after the underlying shares were issued which was under the Company's SB-1 that was approved in July 2000.

         Options were also issued  along  with  the  $100,000 related party note issued on April 28, 2000. The options totaled 20,000 at a strike price of $1.75 and expire in two years.

         STOCK UNDER EMPLOYMENT AGREEMENTS

         Under two employment agreements, the Company as obligated to issue free trading shares to two employees of 25,000 each. The agreement was approved by the Board of Directors on June 29, 2000 and the employees on July 10, 2000. The shares were not issued by June
         30,  2000  because it was postponed until the approval on the SB-1 was received  which  occurred in July.  These agreements also call for cash bonuses to be  paid  to  these  employees of 5% of income from  operations,  defined  as net income before  taxes,  minority
         interests,  extraordinary  items,   amortization  of  intangibles,
         interest on long-term debt, and these bonuses.

 NOTE 4 -     SUBSEQUENT EVENTS

         The Company was in the process of closing a private placement at the end of the last quarter. The terms are still being negotiated but the Company is still committed to fund $150,000 into a newly formed Singapore company, Smart Products International ("SPI"), for a now
         50% ownership. SPI will have certain non-exclusive and certain exclusive rights in and to the Company's products and technologies
         and  the use of the Leapfrog name and  marks.   This  company  was
         formed to market, sell and distribute the Company's software and hardware products throughout the Asia-Pacific region (excluding Peoples' Republic of China), and also to market and sell those products elsewhere as agreed.

         An additional warrant was issued on August 8, 2000 with the sale of shares that granted the shareholder the ability to purchase up to 100,000 shares of common stock for $2.50 per share for ninety days.

         On August, 3, 2000, options were approved by the Board of Directors for 50,000 shares at the strike price of $1.75 to a consultant.

         On July 27, 2000, the Company filed suit in Federal Court in Florida "Leapfrog Smart Products, Inc., a Colorado corporation, v. Real Provencher" alleging his violation of Rule 144 and Section 16 of the Securities and Exchange Act. Immediately following, Real Provencher filed suit against the Company in Texas on matters arising from the same facts, "Real Provencher v. Leapfrog Smart Products, Inc. f/k/a Albara Corporation, and American Securities Transfer, Incorporated." The Company has filed a motion to move the Texas case to Florida based upon the "First Filed Rule." It is not possible, at this time, to give any reasonable estimate of damages.

NOTE 4 -     SUBSEQUENT EVENTS (CONT'D)

         On August 1, 2000, Publicard filed a lawsuit, "Publicard, Inc. f/k/a Publicker Industries, Inc. vs. Leapfrog Smart Products, Inc.," against the Company attempting to collect on a Promissory
         Note in the amount of $50,000. The Company has not yet answered the Complaint, but will assert that the Promissory Note is subject to certain set-offs and that the remainder of the note was satisfied. At this time it is not practicable to assess potential exposure or probability for success. The Company has a recorded liability to Publicard of $100,000 (which includes an additional $50,000 note) plus interest that is past due.

         The Company has signed an agreement with an underwriter for a public offering of approximately $10 million.


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

For the three months ended June 30, 2000, additional debt of $100,000 was issued to a bank and another $100,000 to a related individual. Shares of common stock totaling 254,500 were issued for cash of approximately $415,250 for both the exercise of stock options and the private placements of stock with individuals.

From the period January 1, 2000 through June 30, 2000, total additional debt of $750,000 was issued to third parties and 454,500 shares of restricted common stock were issued for approximately $1.3 million and 125,000 shares of convertible preferred stock were issued for net proceeds of $480,000.

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

The Company was in the process of closing a private placement at the end of the last quarter. The terms of the deal have not been finalized and are still under negotiation, but the Company is still committed to fund $150,000 into a newly formed Singapore subsidiary, Smart Products International, for a 50% ownership. This subsidiary was formed to market, sell and distribute the Company's software and hardware products throughout the Asia-Pacific region (excluding Peoples' Republic of China), and also to market and sell those products elsewhere as agreed.

Management has committed to a $225,000 investment into its China subsidiary for funding a joint venture to produce and market biometric readers internationally.

                                    15
In July 2000, the Company received approval from the Securities and Exchange Commission for an SB-1 authorizing a total of 2,909,635 of registered shares. This has increased the Company's ability to obtain equity financing. Subsequent to June 30, 2000 through August 14, 2000, the Company has sold 465,544 additional shares of common stock for $906,750 in net proceeds. Also, $150,000 in debentures that were due March 1, 2000 plus interest of approximately $8,000 were converted into 78,792 shares of common stock in August.

RESULTS OF OPERATIONS

REVENUES AND GROSS PROFITS:

LEAPFROG is a development stage company with virtually no revenues. Revenues for the six months ended June 30, 2000 increased $131,000 to $168,000 from the $37,000 reported for the six months ended June 30, 1999. Revenues for the three months ended June 30, 2000 of $145,000 increased $141,000, from $4,000 for the three months ended June 30, 1999. The increase in revenues in the second quarter of 2000, was due to the recognition of revenue on the percentage of completion method for two substantially complete projects involving both hardware and software installation and development. The completion of both projects will serve as working models for future sales. All revenues were associated with the sale of predominantly hardware related items such as Smart card readers/writers utilized in pilot evaluation programs, software testing programs and specialized software solutions by potential future users of LEAPFROG's software products. Gross margin for the three months ended June 30, 2000 was $16,000 or 11% of revenue. Gross margin for the six months ended June 30, 2000 was $9,000 or 6% of revenue. The gross margin for the six months ended June 30, 2000 being lower than in the second quarter is due to a loss taken on a specialized software solution and the related hardware in the first quarter of 2000. During the first six months of 2000 and 1999, LEAPFROG initiated pilot programs by providing software and hardware at cost or near cost. These gross margins are not indicative of margins expected in future years.

TOTAL OPERATING EXPENSES:

Total operating expenses for the quarter ended June 30, 2000 increased $780,000 from $559,000 to $1.3 million, a 140% increase compared to the same period in 1999. This increase is net of $21,000 and $14,000 in software development expenditures that were capitalized during the quarters ended June 30, 2000 and 1999, respectively. This increase is also net of approximately $54,000 in employee costs charged to costs of sales and inventory for work directly chargeable to projects in the second quarter of 2000. This increase is primarily associated with expense incurred in hiring additional marketing and sales personnel to prepare for an intended roll-out of products in the second quarter of 2000 as well as administrative staff. Significant legal and professional expenses were incurred in the second quarter of 2000 related to various recurring and non-recurring SEC filings.

Total operating expenses for the six months ended June 30, 2000 increased $1.6 million from $910,000 to $2.5 million, a 177% increase compared to the same period in 1999. This increase is net of $21,000 and $76,000 in software development expenditures that were capitalized during the six months ended June 30, 2000 and 1999, respectively. This increase is also net of approximately $54,000 in employee costs charged to costs of sales and inventory for work directly chargeable to projects in 2000. This increase is primarily associated with expense incurred in hiring additional marketing and sales personnel to prepare for an intended roll-out of products in 2000 as well as administrative staff and the related overhead. Significant legal and professional expenses were incurred related to the closing of the merger in the first quarter of 2000 and continued into the second quarter with various recurring and non-recurring SEC filings.

Personnel and related expenses increased $327,000 or 122% to $594,000 for the quarter ended June 30, 2000 compared to $267,000 for the same period in 1999. This increase is net of $21,000 and $14,000 in software development expenditures that were capitalized during the quarters ended June 30, 2000 and 1999, respectively. This increase is also net of approximately $54,000 in employee costs charged to costs of sales and inventory for work directly chargeable to projects in the second quarter of 2000. This increase was primarily due to a 103% increase in the number of the staff, including senior marketing and sales personnel to prepare for an intended rollout of products in 2000 and other administrative staff in preparation for expected growth and the reporting responsibilities of a public company.

Personnel and related expenses increased $787,000 or 177% to $1.2 million for the six months ended June 30, 2000 compared to the $444,000 for the same period in 1999. This increase is net of $21,000 and $76,000 in software development expenditures that were capitalized during the six months ended June 30, 2000 and 1999, respectively. This increase is also net of approximately $54,000 in employee costs charged to costs of sales and inventory for work directly chargeable to projects in 2000. This increase was primarily due to a 107% increase in the number of staff, including senior marketing and sales personnel to prepare for an intended rollout of products in 2000 and other administrative staff in preparation for expected growth and the reporting responsibilities of a public company. The increase was also due to increased salaries paid to individuals given more responsibility.

Consulting fees increased by $105,000 from the $46,000 incurred for the quarter ended June 30, 1999 to $152,000 for the quarter ended June 30, 2000. Consulting fees increased by $131,000 from the $91,000 incurred for the six months ended June 30, 1999 to $223,000 for the six months ended June 30, 2000. The expenses in 2000 and 1999 related primarily to fees paid to individuals and companies that assisted the Company in identifying potential contract opportunities and recruiting distributors and value added resellers who may participate in the intended product rollout in 2000. Expenses were higher in 2000 partially due to payment for services of consultants to assist in maintaining a public market presence.

General and administrative expenses increased to $569,000 for the quarter ended June 30, 2000 from $231,000 for the same period in 1999. This $338,000 or 146% increase was due largely to increased legal and other professional costs related to becoming a public company. General and administrative expenses increased in several areas with the hiring of new personnel requiring more space and general overhead. Travel, both domestic and international, increased approximately $50,000 in the second quarter of 2000 compared to the same period in 1999 due the Singapore and China joint ventures and the travel of the newly hired sales force domestically.

General and administrative expenses increased to $1.0 million for the six months ended June 30, 2000 from $347,000 for the same period in 1999. This $674,000 or 194% increase was due largely to increased legal and other professional costs related to the merger. General and administrative expenses increased in several areas with the hiring of new personnel requiring more space and general overhead. Travel, both domestic and international, increased approximately $100,000 in the second quarter of 2000 compared to the same period in 1999 due to the Singapore and China joint ventures and the travel of the newly hired sales force domestically.

Depreciation and amortization expenses increased $10,000 or 71% to $24,000 for the quarter ended June 30, 2000 compared to $14,000 for the same period in 1999. The increase was due to the purchase of additional assets as well as the amortization of capitalized software costs and the addition attributable to costs of assets acquired in excess of fair market value.

Depreciation and amortization expenses increased $19,000 or 70% to $47,000 for the six months ended June 30, 2000 compared to $28,000 for the same period in 1999. The increase was due to the purchase of additional assets as well as the amortization of capitalized software costs and the addition attributable to costs of assets acquired in excess of fair market value.

OTHER INCOME AND EXPENSE:

Interest expense for the quarter ended June 30, 2000 decreased $77,000 from $143,000 to $66,000 when compared to the same period in 1999. In March through July 1999, LEAPFROG completed a short-term debt offering to a select group of accredited investors providing net proceeds of $1,402,000. During the second quarter of 1999, the Company issued an aggregate of $460,000 of these 10% debenture notes. The Company also issued an aggregate of 153,342 shares of it common stock to some of these debenture holders as incentive to enter into the agreements. For accounting purposes, these shares of common stock were valued at $115,000 and that value was included in 1999 interest expense. Substantially all of the remaining interest expense in the second quarter of 1999 is directly associated with the $350,000 in bank notes and other short-term notes payable to one individual totaling $250,000 and only a small portion of the debentures mentioned above. Interest expense for the quarter ended June 30, 2000 included $55,000 attributable to the value of the stock options issued with the $100,000 related party note on April 28, 2000.

Interest expense for the six months ended June 30, 2000 increased $78,000 from $173,000 to $252,000 when compared to the same period in 1999. In March through July 1999, LEAPFROG completed a short-term debt offering to a select group of accredited investors providing net proceeds of $1,402,000. During the first six months of 1999, the Company issued an aggregate of $510,000 of these 10% debenture notes. The Company also issued an aggregate of 172,009 shares of it common stock to some of the debenture holders as incentive to enter into the agreements. For accounting purposes, these shares of common stock were valued at $130,000 and that value was included in interest expense. Substantially all of the remaining interest expense in the first six months of 1999 is directly associated with the $350,000 in bank notes and other short-term notes payable to one individual totaling $250,000 and only a small portion of the debentures mentioned above.

In January of 2000, $550,000 in debentures were issued with 75,000 shares of common stock issued as an incentive to enter into these agreements. These shares resulted in $56,250 in interest expense being recorded. Also, included in interest expense was $55,000 attributable to the value of the stock options issued with the $100,000 related party note on April 28, 2000. Therefore, interest expense was higher in the first six months of 2000 as substantially all debt remained outstanding from 1999 in addition to new debt issued in 2000. The interest related to stock issued with debentures and options issued with the note that was more in 1999 than in 2000 was not enough to offset the usual interest accrued on the debt.

NET LOSS:

The net loss for the quarter ended June 30, 2000 increased $744,000 from $698,000 to $1.4 million, a 107% increase compared to the quarter ended June 30, 1999. This increase is net of $14,000 in software development expenditures that were capitalized during the quarter ended June 30, 1999. This increase is primarily associated with expense incurred in hiring additional marketing and sales personnel to prepare for an intended roll-out of products in 2000 as well as administrative staff. Significant legal and professional expenses were incurred related to recurring and non-recurring SEC filings. Net loss per common share increased from $.17 per share in 1999 to $.23 in 2000. This increase is primarily due to the increase in losses realized offset by an increase in the weighted average number of common shares outstanding from 4,012,120 for the quarter ended June 30, 1999 to 6,291,375 for the quarter ended June 30, 2000.

The net loss for the six months ended June 30, 2000 increased $1.6 million from $1.1 million to $2.7 million, a 153% increase compared to the six months ended June 30, 1999. This increase is net of $76,000 in software development expenditures that were capitalized during the six months ended June 30, 1999. This increase is primarily associated with expense incurred in hiring additional marketing and sales personnel to prepare for an intended roll-out of products in 2000 as well as administrative staff. Significant legal and professional expenses were related to the closing of the merger in first quarter 2000 and other recurring and non-recurring SEC filings. Net loss per share of common stock increased from $.27 per share in the first six months1999 to $.46 in the same period for 2000. This increase is primarily due to the increase in losses realized offset by an increase in the weighted average number of common shares outstanding from 3,980,125 for the six months ended June 30, 1999 to 5,944,854 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities increased $1.1 million from $903,000 for the six months ended June 30, 1999 to $2.0 million for the six months ended June 30, 2000. The increase is primarily due to the higher net loss, higher receivables and higher prepaid expenses offset slightly by the common stock and stock options issued for services and interest and the increase in accounts payable and accrued expenses.

Net cash used for investing activities decreased $43,000 from $181,000 in the first six months of 1999 compared to $138,000 in the same period of 2000. The decrease was primarily due to $55,000 less being spent on capitalization of software costs in the first six months of 2000.

Net cash provided by financing activities increased approximately $1.1 million from $1.0 million for the six months ended June 30, 1999 to $2.2 million for the six months ended June 30, 2000. Financing activities during 2000 included the issuance of common stock providing $1.7 million in the aggregate and the issuance of notes payable which provided $702,000 offset by an $399,000 repayment of existing notes payable. Financing activities during 1999 included the issuance of common stock providing $307,000 in the aggregate and the issuance of notes payable that provided a net of $760,000 after repayment of principal in the amount of $25,000.

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

                                  PART II

                             OTHER INFORMATION


                        ITEM 1.  LEGAL PROCEEDINGS

On July 27, 2000, the Company filed suit in Federal Court in Florida "Leapfrog Smart Products, Inc., a Colorado corporation, v. Real Provencher" alleging his violation of Rule 144 and Section 16 of the Securities and Exchange Act. Immediately following, Real Provencher filed suit against the Company in Texas on matters arising from the same facts, "Real Provencher v. Leapfrog Smart Products, Inc. f/k/a Albara Corporation, and American Securities Transfer, Incorporated." The Company has filed a motion to move the Texas case to Florida based upon the "First Filed Rule." It is not possible, at this time, to give any reasonable estimate of damages.

On August 1, 2000, Publicard filed a lawsuit, "Publicard, Inc. f/k/a Publicker Industries, Inc. vs. Leapfrog Smart Products, Inc.," against the Company attempting to collect on a Promissory Note in the amount of $50,000. The Company has not yet answered the Complaint, but will assert that the Promissory Note is subject to certain set-offs and that the remainder of the note was satisfied. Again, at this time it is not practicable to assess potential exposure or probability for success. The Company has a recorded liability to Publicard of $100,000 (which includes an additional $50,000 note) plus interest that is past due.


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

#                   4(b) Specimen Stock Certificate

#                   10(a) Pre-incorporation Consultation and Subscription
                    Agreement

##                  10.1 Consultation Services Agreement

##                  10.2 Legal Services Engagement Agreement

###                 10.3 Bleed-Out Agreement

###                 10.4 Consulting Agreement

###                 10.5 Warrant Agreement

###                 10.6 Registration Rights Agreement

x 11 Statement re Computation of Earnings per Share [required unless the computation can be clearly determined from financials]

#### 16             Letter on Change in Certifying Accountant

x    21             Subsidiaries of the Registrant

x    27             Financial Data Schedule

#                   99.1 Safe Harbor Compliance Statement
____________________________

                                    23
x    filed herewith

# previously filed with the Company's Definitive Information Statement on Schedule 14C on January 18, 2000.

## previously filed with the Company's Registration Statement on Form S-8 on February 29, 2000

###  previously filed with the Company's Form 8-K dated March 8, 2000

#### previously filed with the Company's Form 8-K dated March 17, 2000

#####incorporated herein by reference from the Company's Form SB-1/A filed
     July 6, 2000
     (b)  REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the second quarter of the 2000 fiscal year:

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAPFROG SMART PRODUCTS, INC.

By: /S/ RANDOLPH TUCKER
        Randolph Tucker, CEO

Date:   August 21, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                Title                       Date

/S/ RANDOLPH TUCKER      CEO                         August 21, 2000
Randolph Tucker          & Director

/S/ JAMES K. GORNTO      Chief Financial Officer     August 21, 2000
James K. Gornto