Form 10QSB
period 2000-09-30
LEAPFROG SMART PRODUCTS INC
filed 2000-11-14
CIK 831669

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the nine months ended Sepember 30, 2000

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________



                     Commission file number: 000-20786



                       LEAPFROG SMART PRODUCTS, INC.

              (Name of small business issuer in its charter)


                COLORADO                           84-1076959
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)


      1011 MAITLAND CENTER COMMONS,
           MAITLAND , FLORIDA                         32751
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

December 31, 1999 - $121,533

As of September 30, 2000, 8,053,714 shares of the issuer's Common Stock were outstanding.

                       ITEM 1. FINANCIAL STATEMENTS

                           FINANCIAL STATEMENTS

The unaudited condensed financial statements of Leapfrog Smart Products, Inc. for the nine months and three ended September 30, 2000 and 1999 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period represented.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended December 31, 1999.


                       INDEX TO FINANCIAL STATEMENTS
                                 ________


                                                                   Page
                                                                  NUMBER



UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets - September 30, 2000 and
    December 31, 1999                                                3

Consolidated Condensed Statements of Operations - Quarters ended
September 30, 2000 and 1999, the Nine Months ended
September 30, 2000 and 1999 and for the Period April 11, 1996
(Date of Inception) Through September30, 2000                        4

Consolidated Condensed Statements of Changes in Stockholders' Equity
(Deficit) - Nine Months ended September 30, 2000 and 1999            5

Consolidated Condensed Statements of Cash Flows - Nine Months ended September 30, 2000 and 1999 and for the Period April 11, 1996
(Date of Inception) Through September 30, 2000                       7

Notes to Consolidated Financial Statements                           8

            LEAPFROG SMART PRODUCTS, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                                                    September December
                                                    30, 2000  31, 1999
CURRENT ASSETS
  Cash                                              $ 13,202   $  18,529
  Accounts receivable                                101,837       6,554
     Unbilled progress receivables                   135,421           -
  Inventory                                           68,811      52,639
  Prepaid expenses                                   325,116     219,740
  Notes receivable - related party                    26,254      26,600
  Other receivables                                    2,518       9,226
       TOTAL CURRENT ASSETS                          673,159     333,288
PROPERTY AND EQUIPMENT, NET                          263,986     267,073

OTHER ASSETS
  Related-party advances                             319,162      43,116
  Notes receivable - related party                         -       5,000
  Deposits                                            38,136       8,600
  Capitalized software costs, net of accumulated
    amortization of $20,042 and $7,600               131,819      68,400
  Costs in excess of fair market value of assets
    acquired, net of accumulated amortization and
    of $4,750 and $2,500                              25,250      27,500

                                                 $ 1,451,512   $ 752,977

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



CURRENT LIABILITIES
Notes payable                                    $1,380,587   $1,859,049
  Notes payable - related party                     215,258       75,258
  Accounts payable                                  746,020      223,474
  Accrued expenses                                  184,036       99,816
          TOTAL CURRENT LIABILITIES               2,525,901    2,257,597

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                       500            -
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - no par value; 30,000,000
    shares authorized; 8,053,714 and 5,189,769
    issued and outstanding                        8,419,134    4,006,025

Convertible preferred stock - no par value per
  share; 10,000,000 shares authorized;
  Series A; 125,000 and 0 shares issued
    and outstanding                                 480,000            -
  Series F; 195 and 0 shares issued and
    outstanding                                      14,625            -
  Deficit accumulated during development stage   (9,988,648)  (5,510,645)
                                                 (1,074,889)  (1,504,620)

                                                $ 1,451,512    $ 752,977

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Cumulative
                                                                            From
                       Nine Months  Nine       Quarter        Quarter       April 11, 1996
                       Ended        Months     Ended          Ended         (Inception)
                       September    Ended      September      September     Through
                       30, 2000     September  30, 2000       30, 2000      September
                                    30, 2000                                30, 2000
REVENUES                802,345       80,481      634,605       43,385      1,683,135
COST OF SALES           735,644       40,014      577,215        6,302      1,326,073
       GROSS PROFIT      66,701       40,467       57,390       37,083        357,062

OPERATING EXPENSES
 Personnel and        1,981,589      712,939      751,402      269,457      4,538,338
  related expenses
 Consulting fees        634,929      142,583      412,021       51,149      1,089,394

 General and
  administrative      1,571,111    3,759,963      558,533      549,666        211,355
 Depreciation and
  amortization           69,029       41,106       22,160       13,590        200,228

TOTAL OPERATING
EXPENSES              4,256,658    1,455,161    1,735,249      545,551      9,587,923

OTHER INCOME
(EXPENSE)
 Other income, net       40,966        2,562          875          441         62,888
 Interest expense      (312,080)    (381,820)     (60,464)    (208,482)      (803,743)
                       (271,114)    (379,258)     (59,589)    (208,041)      (740,855)
           NET LOSS $(4,461,071) $(1,793,952) $(1,737,448) $(9,971,716)      (716,509)
Dividends on
 preferred stock        (16,932)           -       (7,562)           -
Net loss attributable
 to common
 shareholders        (4,478,003)  (1,793,952)  (1,745,010)    (716,509)
BASIC AND DILUTED
NET LOSS PER COMMON
 SHARE                     (.70)        (.43)        (.24)       (0.16)
WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING   6,388,171    4,143,211    7,265,169    4,463,718

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                      STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        Deficit
                                                                        Accumulated    Total
                          Common Stock             Preferred Stock      During         Stockholders'
                          No Par Value              No Par Value        Development    Equity
                       Shares       Amount         Shares   Amount      Stage          (Deficit)
BALANCE-
DECEMBER 31, 1999      5,189,769    $4,006,025     -        -           $(5,510,645)   $(1,504,620)

MERGER TRANSACTION
 WITH ALBARA
 CORPORATION             616,797       (14,625)        195   14,625     -              -

ISSUANCE OF COMMON
AND PREFERRED STOCK
FOR CASH               1,565,619     2,650,588     125,000  480,000     -                3,130,588

ISSUANCE OF COMMON
  STOCK FOR SERVICES     271,000       700,375     -        -           -                  700,375

ISSUANCE OF COMMON
  STOCK FOR PAYMENT OF
  DEBT                     9,360        23,122     -        -           -                   23,122

ISSUANCE OF COMMON
STOCK FOR CONVERSION OF
DEBENTURES               295,003       774,685     -        -           -                  774,685

ISSUANCE OF COMMON STOCK
FOR EXERCISE OF STOCK
OPTIONS                    29,500       66,186     -        -           -                   66,186

ISSUANCE OF COMMON STOCK
 RELATED TO DEBT
 FINANCING                 76,666       62,081     -        -           -                   62,081


ISSUANCE OF STOCK OPTIONS
 FOR SERVICES             -            150,697     -        -           -                  150,697

ACCRUED DIVIDENDS ON
 PREFERRED STOCK          -           -            -        -               (16,932)       (16,932)

NET LOSS                  -           -            -        -            (4,461,071)    (4,461,071)

BALANCE - SEPTEMBER
30, 2000                 8,053,714   $8,419,134    125,195  $494,625     (9,988,648)    (1,074,889)

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                    Deficit
                                                                    Accumulated    Total
                        Common Stock             Preferred Stock    During         Stockholders'
                        No Par Value             No Par Value       Development    Equity
                        Shares     Amount        Shares   Amount    Stage          (Deficit)
BALANCE - DECEMBER
31, 1998                3,767,219  $1,778,411    -        -         $(2,413,005)   $  (634,594)

ISSUANCE OF COMMON
 STOCK FOR CASH           173,132     311,233    -        -         -                  311,233

ISSUANCE OF COMMON STOCK
 ON EXERCISE OF STOCK
 OPTIONS                   64,075     16,019    -        -         -                    16,019

ISSUANCE OF COMMON STOCK
 FOR SERVICES             193,720    396,277    -        -         -                   396,277

ISSUANCE OF COMMON STOCK
 FOR PAYMENT OF DEBT       25,000     25,000    -        -         -                    25,000

ISSUANCE OF COMMON STOCK
 FOR ACQUISITION OF
 MINORITY INTEREST
 POSITION IN SUBSIDIARY    40,000     30,000    -        -         -                    30,000

ISSUANCE OF COMMON STOCK
 RELATED TO DEBT
 FINANCING                386,128    290,096    -        -         -                   290,096

NET LOSS                        -          -    -        -         (1,793,952)      (1,793,952)

BALANCE - SEPTEMBER
30, 1999                4,649,274  2,847,036    -        -         (4,206,957)      (1,359,921)


            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Cumulative:
                                                                                 April 11,
                                                  Nine            Nine           1996
                                                  Months          Months         (Inception)
                                                  Ended           Ended          Through
                                                  September       September      September 30,
                                                  30, 2000        30, 1999       2000
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         (4,461,071)     (1,793,952)     (9,971,716)
 Reconciliation of net loss to net cash used in
  operating activities
     Depreciation                                     55,380          39,356         181,068

     Depreciation and amortization charged            12,122          22,538          38,460
      to cost of sales
     Amortization                                     13,650           1,750          16,150
     Assets expensed to research and                  28,970               -          28,970
      development
     Loss on disposal/write-off of assets, net        14,775           2,667          24,902

     Loss on write-off of related party                    -          17,870          17,870
      note receivable
     Common stock and options issued
      for services and interest                       981,211        686,373       1,988,805
     Cash provided by (used in) change in:
             Accounts receivable                      (95,283)        (7,835)       (101,837)
             Unbilled progress revenues              (135,421)             -        (135,421)
     Related party advances                          (276,046)       (27,194)       (319,162)
     Other receivables                                  6,708         (8,786)         (2,518)
     Inventory                                        (16,172)       (10,576)        (68,811)
     Prepaid expenses and other assets               (133,693)      (405,590)       (362,033)
     Accounts payable                                 540,373       (100,666)        781,514
     Accrued expenses                                 136,473         24,244         236,289
     Deferred income                                        -        (11,500)              -
     Minority interest                                    500         11,018             500

   NET CASH USED IN OPERATING ACTIVITIES           (3,327,524)    (1,560,283)     (7,646,970)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment              (107,118)       (87,511)       (537,217)
  Net increase in notes receivable - related party    (13,654)       (17,400)        (63,124)
  Capitalization of software costs                    (75,861)       (76,000)       (151,861)
  Proceeds from sale of vehicles                            -              -           8,473

   NET CASH USED IN INVESTING ACTIVITIES             (196,633)      (180,911)       (743,729)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable             701,902      1,402,326       3,117,768
  Payments on notes payable                          (474,910)       (18,434)       (799,394)
  Proceeds from exercise of common stock options       21,250         16,019         469,870
  Proceeds from sale of common stock                2,650,588        311,233       4,920,399
  Proceeds from sale of preferred stock               480,000              -         480,000
  Proceeds from related-party borrowings              140,000              -         222,658
  Repayments of related-party borrowings                    -         (6,300)         (7,400)

NET CASH PROVIDED BY FINANCING ACTIVITIES           3,518,830      1,704,844       8,403,901

  NET INCREASE (DECREASE) IN CASH                      (5,327)       (36,350)         13,202
  CASH AT BEGINNING OF PERIOD                          18,529         40,872               -
  CASH AT END OF PERIOD                              $ 13,202  $       4,522  $       13,202

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        Nine Months and Quarters Ended September 30, 2000 and 1999



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

         Leapfrog Smart Products, Inc. (Leapfrog) was incorporated under the laws of the State of Florida in 1996 originally under the name Telephones! Telephones! Inc. Leapfrog was merged into a 100% owned subsidiary of the Company named Leapfrog Merger, Inc. Leapfrog owns approximately 95% of the outstanding common stock of Leapfrog Global IC Products, Inc. (LGIC) and approximately 96% of the outstanding common stock of Conduit Healthcare Solutions, Inc. (Conduit). LGIC issued 52,895 shares of it's common stock as an incentive to purchase Leapfrog stock. Another 5,000 shares were issued in LGIC from the exercise of an option for $500. Conduit was originally incorporated in 1997 under the name Leapfrog Healthcare Products, Inc.

         Effective February 18, 2000, Albara Corporation (Albara) acquired, through its wholly owned subsidiary Leapfrog Merger, Inc., 100% of the outstanding common stock of the Company in exchange for 5,350,049 shares of Albara common stock. Additionally, the outstanding stock options of the Company were converted, on a pro rata basis, into 2,434,950 Albara stock options. Prior to the merger, Albara was considered to be a publicly held shell company with no revenues and insignificant expenses, assets and liabilities. Subsequent to the merger, the Albara records have not been made available to the Company. Accordingly, since management has been advised that there are no significant balance sheet or income statement amounts, proforma information has not been presented. Upon completion of the merger, the original shareholders of Albara held 616,796 shares of its common stock and 195 shares of preferred stock. As a result of the exchange, the former stockholders of the Company gained control of Albara. For accounting purposes, the acquisition has been accounted for as a recapitalization of the Company with the Company being treated as the acquiring entity (reverse acquisition) with no goodwill recorded. Accordingly, the historical financial statements prior to February 18, 2000 are those of Leapfrog Smart Products, Inc.
         and Subsidiaries with the related stockholders' equity section being retroactively restated to reflect the equivalent number of Albara shares received in the merger after giving effect to the differences in par value. In connection with the merger, Albara changed its name to Leapfrog Smart Products, Inc. In January 2000 Prior to the merger, Albara increased its authorized shares of no par value common stock to 30,000,000 and increased its authorized shares of no par value preferred stock to 10,000,000.

NOTE  1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (CONTINUED)

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Leapfrog Smart Products, Inc., Leapfrog Merger, Inc., Conduit Healthcare Solutions, Inc., and Leapfrog Global IC Products, Inc. (collectively, the Company).
         All significant intercompany transactions and balances have been eliminated in the condensed consolidated financial statements.
         These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the nine month periods and the three month periods are not necessarily indicative of the results that may be expected in the future.

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

         In 2000, the Company entered into a contract with the U.S. General Services Administration (GSA) to supply GSA with hardwareand software products related to Smart card technologies and applications. Significant portions of these contracts may be fulfilled by independent dealers (the Dealers) authorized by the Company and GSA. Revenues earned under the GSA contract are recorded by the Company at the gross amount billed to GSA and the corresponding cost of sales are recorded at the amount serviced by the Dealers. Revenues and cost of sales recognized under the GSA contract during the nine-month period ended September 30, 2000 approximated $449,000 and $436,000, respectively.

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
             (CONTINUED)

         STATEMENT OF CASH FLOWS

         As an incentive to several investors in debentures, 76,666 and 386,128 shares of stock were issued for a dollar value of $62,000 and $290,000 for the nine months ended September 30, 2000 and 1999, respectively. As an incentive to several investors in debentures, 214,119 shares of stock were issued for a dollar value of $161,000 for the three months ended September 30, 1999.

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

         CONTINUED OPERATIONS

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
         As shown in the accompanying financial statements during the three month periods ended September 30, 2000 and 1999, the Company incurred losses of approximately $1.7 million and $717,000, respectively, and had a deficiency in working capital of approximately $1.9 million at September 30, 2000. The Company incurred losses of $4.5 million and $1.8 million for the nine months ended
         September 30, 2000 and 1999, respectively. These factors, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

         LIQUIDITY AND PLAN OF OPERATIONS

         At September 30, 2000, the Company had cash of approximately $13,000 and a deficiency in working capital of $1.9 million.

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
             (CONTINUED)

         LIQUIDITY AND PLAN OF OPERATIONS (CONT'D)

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been through the private placement of equity and debt securities. The Company is presently exploring possibilities with respect to raising working capital through additional equity and/or debt financings in the near future. In July 2000, the Company received approval from the Securities and Exchange Commission ("SEC") for an SB-1 authorizing a total of 2,909,635 of registered shares. This was amended to 3,433,923
         shares on September 7, 2000.   The Company is also currently in the
         process of filing an SB-2 with the SEC.  Subsequent to September
         30, 2000 through November 14, 2000, the Company has sold 150,000 additional shares of common stock for $147,000 in net proceeds. However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to the Company. Based upon its current business plan, the Company believes that it will generate sufficient cash flow through operations and external sources of capital to continue to meet its obligations in a timely manner. If anticipated financing transactions and operating results are not achieved, management has the intent and believes that it has the ability to delay or reduce expenditures so as not to require additional financial resources, if such resources were not available on terms acceptable to the Company.

NOTE 2 - NOTES PAYABLE

         During the third quarter of 2000, $300,000 in debentures plus accrued interest of approximately $15,000 were converted into 141,792 shares of common stock.

         Cash paid for interest during the three months ended September 30, 2000 and 1999 was $17,447 and $9,753, respectively. Cash paid for interest during the nine months ended September 30, 2000 and 1999 was $59,237 and $33,737, respectively.

         All notes payable are past due except for several related party notes that are not due until December of 2000 totaling $50,258.

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

        During the third quarter of 2000, the Company issued an aggregate of 1,129,619 shares of its common stock for cash and received proceeds of $1.4 million.

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


         WARRANTS

         On January 31, 2000 a warrant was issued which was effective on February 18, 2000 to the former majority shareholder of Albara for the right to purchase 500,000 shares of common stock at $3.50 per share on or after April 30, 2000. The warrant expires on January
         31, 2010. The exercise price of $3.50 shall be adjusted to $.035 in the event the Company has not closed an equity offering raising an aggregate of at least $2,500,000 by July 16, 2000. This warrant is in dispute with a former shareholder. More information is disclosed in the Legal Proceedings section.

         On September 1, 2000, 142,857 warrants were issued  as  part  of a
         common  stock  sale.   These  warrants  can be exercised at $1.625
         price per share until March 1, 2001.

         On August 8, 2000, 100,000 warrants were issued as part of a common stock sale. These warrants can be exercised at $2.50 price per share until November 8, 2000. These warrants were not exercised by the expiration date.

         OPTIONS

         Options to purchase 200,000 shares of common stock were issued to a consultant on May 24, 2000. Options for 50,000 of the shares vested immediately at a $4 strike price. Additionally, three 50,000 blocks of options vest 60 days, 90 days and 180 days later at strike prices of $5, $6 and $7, respectively. The options expire two years after the underlying shares were issued which was under the Company's SB-1 that became effective in July 2000.

         Options were also issued  along  with  the  $100,000 related party note issued on April 28, 2000. The options totaled 20,000 at a strike price of $1.75 and expire in two years.

         Options were issued on August 3, 2000 to a consultant for 50,000 shares. The value recorded for these options with a strike price of $1.75 was $45,697.

         Options were also approved by the Board of Directors for issuance to employees on September 15, 2000 totaling 1,896,000 shares. The strike price for the options varied from $1.00 to $4.00. After the granting of these options, the total outstanding options at September 30, 2000 was 4,571,450. This was net of a small number of options that expired or were exercised._

         STOCK UNDER EMPLOYMENT AGREEMENTS

         Under two employment agreements, the Company is obligated to issue freely trading shares to two employees of 25,000 each. The agreement was approved by the Board of Directors on June 29, 2000 and the
         employees on July  10,  2000.   The  shares  were  not  issued  by
         September  30,  2000  because  it was postponed until the Board of
         Directors  could  discuss  certain   tax   ramifications   to  the
         employees. These agreements also call for cash bonuses to be paid to these employees of 5% of income from operations, defined as net income before taxes, minority interests, extraordinary items, amortization of intangibles, interest on long-term debt, and these bonuses.

         AUTHORIZED SHARES

         In January 2000, prior to the merger, the authorized shares of no par value common stock were increased to 30,000,000 and the authorized shares of no par value preferred stock were increased to 10,000,000.

 NOTE 4 -     LEGAL PROCEEDINGS

         The Company is party to various legal proceedings. However, management does not believe the ultimate outcomes to any of these actions will have a material impact to the Company's financial position.


 NOTE 5 -     SUBSEQUENT EVENTS

         Since September 30, 2000, the Company issued 150,000 shares of common stock and received net proceeds of $147,000.

         On   October   7,  2000,  the  Company  borrowed  $80,000  from  a
         shareholder. The terms have not been settled and the loan may be converted to common stock.

         On November 1, 2000, the Company issued a note for $100,000 to shareholder with a 10% interest rate. The note plus interest is due on May 1, 2001.

         The Company has been pursuing several private placements. None of these have resulted in definitive agreements as of November 14, 2000, but the Company was able to fund $150,000 into a newly formed Singapore subsidiary, Smart Products International, for a 50% ownership in October, 2000. This subsidiary was formed to market, sell and distribute the Company's software and hardware products throughout the Asia-Pacific region (excluding Peoples' Republic of China), and also to market and sell those products elsewhere as stated in the agreement.

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

For the three months ended September 30, 2000, shares of common stock totaling 1,129,619 were issued for cash of approximately $1.4 million for both the exercise of stock options and the private placements of stock with individuals.

From the period January 1, 2000 through September 30, 2000, total additional debt of $750,000 was issued to third parties and 1,595,119 shares of restricted common stock were issued for approximately $2.7 million and 125,000 shares of convertible preferred stock were issued for net proceeds of $480,000.

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

The Company has been pursuing several private placements. None of these have resulted in definitive agreements as of November 14, 2000, but the Company was able to fund $150,000 into a newly formed Singapore subsidiary, Smart Products International, for a 50% ownership in October, 2000. This subsidiary was formed to market, sell and distribute the Company's software and hardware products throughout the Asia-Pacific region (excluding Peoples' Republic of China), and also to market and sell those products elsewhere as agreed.

Management has committed to a $225,000 investment into its China subsidiary for funding a joint venture to produce and market biometric readers internationally.

In July 2000, the Company'S SB-1 authorizing a total of 2,909,635 of registered shares became effective. This was later amended to 3,433,923 shares on September 7, 2000. This increased the Company's ability to obtain equity financing. Subsequent to September 30, 2000 through November 14, 2000, the Company has sold 150,000 additional shares of common stock for $147,000 in net proceeds.

RESULTS OF OPERATIONS

REVENUES AND GROSS PROFITS:

LEAPFROG is a development stage company with revenues just beginning to be recognized. Revenues for the nine months ended September 30, 2000 increased $722,000 to $802,000 from the $80,000 reported for the nine months ended September 30, 1999. Revenues for the three months ended September 30, 2000 of $635,000 increased $591,000, from $43,000 for the three months ended September 30, 1999. Revenues in the third quarter of 2000 increased $440,000 from purchases by the U.S. Government made through the Company's GSA contract. In addition to these GSA contract revenues, the increase in revenues during 2000 was due to the recognition of revenue on the percentage of completion method for three substantially complete projects involving both hardware and software installation and development. The completion of both projects will serve as working models for future sales. All revenues from these projects were associated with the sale of predominantly hardware related items such as Smart card readers/writers utilized in pilot evaluation programs, software testing programs and specialized software solutions by potential future users of LEAPFROG's software products. Gross margin for the three months ended September 30, 2000 was $57,000 or 9% of revenue. Gross margin for the nine months ended September 30, 2000 was $67,000 or 8% of revenue. The gross margin for the nine months ended September 30, 2000 being lower than in the prior year is due to a loss taken on a specialized software solution and the related hardware in the first quarter of 2000 and the low margins realized on GSA contract revenues in 2000. In 1999, the margins were higher due to a one-time source of revenue that did not have many direct costs. During the first nine months of 2000 and 1999, LEAPFROG initiated some pilot programs by providing software and hardware at cost or near cost. These gross margins are not necessarily indicative of margins expected in future years.

TOTAL OPERATING EXPENSES:

Total operating expenses for the quarter ended September 30, 2000 increased $1.2 million from $546,000 to $1.7 million, a 218% increase compared to the same period in 1999. This increase is net of $55,000 in software development expenditures that were capitalized during the quarter ended September 30, 2000. This increase is also net of approximately $27,000 in employee costs charged to costs of sales and inventory for work directly chargeable to projects in the third quarter of 2000. This increase is primarily associated with expense incurred in hiring additional marketing and sales personnel to prepare for an intended roll-out of products in the remainder of 2000 as well as administrative staff and engineers. Significant legal and professional expenses were incurred in the third quarter of 2000 related to various recurring and non-recurring SEC filings and in regards to the lawsuits discussed in the legal section. Consulting fees were also higher due to equity consultants paid with common stock issued in the current quarter and being amortized from prepaid expenses.

Total operating expenses for the nine months ended September 30, 2000 increased $2.8 million from $1.5 million to $4.3 million, a 193% increase compared to the same period in 1999. This increase is net of $76,000 and $76,000 in software development expenditures that were capitalized during the nine months ended September 30, 2000 and 1999, respectively. This increase is also net of approximately $81,000 in employee costs charged to costs of sales and inventory for work directly chargeable to projects in 2000. This increase is primarily associated with expense incurred in hiring additional marketing and sales personnel to prepare for an intended roll-out of products in 2000 and 2001 as well as administrative staff and the related overhead. Significant legal and professional expenses were incurred related to the closing of the merger in the first quarter of 2000 and continued into the second and third quarters with various recurring and non-recurring SEC filings and litigation costs.

Personnel and related expenses increased $482,000 or 179% to $751,000 for the quarter ended September 30, 2000 compared to $269,000 for the same period in 1999. This increase is net of $55,000 in software development expenditures that were capitalized during the quarter ended September 30, 2000. This increase is also net of approximately $27,000 in employee costs charged to costs of sales and inventory for work directly chargeable to projects in the second quarter of 2000. This increase was primarily due to a 98% increase in the average number of the staff, including senior marketing and sales personnel to prepare for an intended rollout of products in 2000 and 2001 and other administrative staff in preparation for expected growth and the reporting responsibilities of a public company.
The increase was also due to increased salaries paid to individuals given more responsibility and compensation expense recognized from the exercise of stock options.

Personnel and related expenses increased $1.3 million or 178% to $2.0 million for the nine months ended September 30, 2000 compared to the $713,000 for the same period in 1999. This increase is net of $76,000 and $76,000 in software development expenditures that were capitalized during the nine months ended September 30, 2000 and 1999, respectively. This increase is also net of approximately $81,000 in employee costs charged to costs of sales and inventory for work directly chargeable to projects in 2000. This increase was primarily due to a doubling in the average number of staff, including senior marketing and sales personnel to prepare for an intended rollout of products in 2000 and 2001 and other administrative staff in preparation for expected growth and the reporting responsibilities of a public company. The increase was also due to increased salaries paid to individuals given more responsibility and compensation expense recognized from the exercise of stock options.

Consulting fees increased by $361,000 from the $51,000 incurred for the quarter ended September 30, 1999 to $412,000 for the quarter ended September 30, 2000. Consulting fees increased by $492,000 from the $143,000 incurred for the nine months ended September 30, 1999 to $635,000 for the nine months ended September 30, 2000. The expenses in 1999 related primarily to fees paid to individuals and companies that assisted the Company in identifying potential contract opportunities and recruiting distributors and value added resellers who may participate in the intended product rollout in 2000. In 2000, consultants were employed for the same purposes as in 1999, but expenses were higher in 2000 partially due to payment for services of consultants to assist in maintaining a public market presence.

General and administrative expenses increased to $550,000 for the quarter ended September 30, 2000 from $211,000 for the same period in 1999. This $338,000 or 160% increase was due largely to increased legal and other professional costs related to becoming a public company. General and administrative expenses increased in several areas with the hiring of new personnel requiring more space and general overhead. Travel, both domestic and international, increased approximately $34,000 in the third quarter of 2000 compared to the same period in 1999 due to the Singapore and China joint ventures and the travel of the newly hired sales force domestically.

General and administrative expenses increased to $1.6 million for the nine months ended September 30, 2000 from $559,000 for the same period in 1999. This $1.0 million or 181% increase was due largely to increased legal and other professional costs related to the merger, lawsuits discussed in the legal section and for the now required SEC recurring and non-recurring filings. General and administrative expenses increased in several areas with the hiring of new personnel requiring more space and general overhead. Travel, both domestic and international, increased approximately $127,000 in 2000 compared to the same period in 1999 due to the Singapore and China joint ventures and the travel of the newly hired sales force domestically.

Depreciation and amortization expenses increased $9,000 or 63% to $22,000 for the quarter ended September 30, 2000 compared to $14,000 for the same period in 1999. The increase was due to the purchase of additional assets as well as the amortization of capitalized software costs and the addition attributable to costs of assets acquired in excess of fair market value.

Depreciation and amortization expenses increased $28,000 or 68% to $69,000 for the nine months ended September 30, 2000 compared to $41,000 for the same period in 1999. The increase was due to the purchase of additional assets as well as the amortization of capitalized software costs and the addition attributable to costs of assets acquired in excess of fair market value.

OTHER INCOME AND EXPENSE:

Interest expense for the quarter ended September 30, 2000 decreased $148,000 from $208,000 to $60,000 when compared to the same period in 1999. In March through July 1999, LEAPFROG completed a short-term debt offering to a select group of accredited investors providing net proceeds of $1,402,000. During the third quarter of 1999, the Company issued an aggregate of $642,000 of these 10% debenture notes. The Company also issued an aggregate of 214,119 shares of it common stock to some of these debenture holders as incentive to enter into the agreements. For accounting purposes, these shares of common stock were valued at $161,000 and that value was included in 1999 interest expense. Substantially all of the remaining interest expense in the second quarter of 1999 is directly associated with the $350,000 in bank notes and other short-term notes payable to one individual totaling $250,000 and only a portion of the debentures mentioned above.

Interest expense for the nine months ended September 30, 2000 decreased $70,000 from $382,000 to $312,000 when compared to the same period in 1999. In March through July 1999, LEAPFROG completed a short-term debt offering to a select group of accredited investors providing net proceeds of $1,402,000. During the first nine months of 1999, the Company issued an aggregate of $1,152,000 of these 10% debenture notes. The Company also issued an aggregate of 386,128 shares of it common stock to some of the debenture holders as incentive to enter into the agreements. For accounting purposes, these shares of common stock were valued at $290,000 and that value was included in interest expense. Substantially all of the remaining interest expense in the first nine months of 1999 is directly associated with the $350,000 in bank notes and other short-term notes payable to one individual totaling $250,000 and only a portion of the debentures mentioned above.

In January of 2000, $550,000 in debentures were issued with 75,000 shares of common stock issued as an incentive to enter into these agreements. These shares resulted in $56,250 in interest expense being recorded. Also, included in interest expense was $55,000 attributable to the value of the stock options issued with the $100,000 related party note on April 28, 2000. The interest related to stock issued with debentures and options issued with the notes that was more in 1999 than in 2000 offset the usual interest accrued on the debt.

NET LOSS:

The net loss for the quarter ended September 30, 2000 increased $1.0 million from $716,000 to $1.7 million, a 143% increase compared to the quarter ended September 30, 1999. This increase is net of $55,000 in software development expenditures that were capitalized during the quarter ended September 30, 1999. This increase is primarily associated with expense incurred in hiring additional marketing and sales personnel to prepare for an intended roll-out of products in the remainder of 2000 and 2001 as well as administrative staff and engineers. Significant legal and professional expenses were incurred in the third quarter of 2000 related to various recurring and non-recurring SEC filings and in regards to the lawsuits discussed in the legal section. Consulting fees were also higher due to equity consultants paid with common stock issued in the current quarter and being amortized from prepaid expenses. Net loss per common share increased from $.16 per share in 1999 to $.24 in 2000. This increase is primarily due to the increase in losses realized offset by an increase in the weighted average number of common shares outstanding from 4,463,718 for the quarter ended September 30, 1999 to 7,265,169 for the quarter ended September 30, 2000.

The net loss for the nine months ended September 30, 2000 increased $2.7 million from $1.8 million to $4.5 million, a 149% increase compared to the nine months ended September 30, 1999. This increase is net of $76,000 and $76,000 in software development expenditures that were capitalized during the nine months ended September 30, 2000 and 1999, respectively. This increase is primarily associated with expense incurred in hiring additional marketing and sales personnel to prepare for an intended roll-out of products in the remainder of 2000 and 2001 as well as administrative staff and engineers. Significant legal and professional expenses were incurred in 2000 related to the closing of the merger, various recurring and non-recurring SEC filings and in regards to the lawsuits discussed in the legal section. Consulting fees were also higher due to equity consultants paid with common stock. Net loss per share of common stock increased from $.43 per share in the first nine months1999 to $.70 in the same period for 2000. This increase is primarily due to the increase in losses realized offset by an increase in the weighted average number of common shares outstanding from 4,143,211 for the nine months ended September 30, 1999 to 6,388,171 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities increased $1.8 million from $1.6 million for the nine months ended September 30, 1999 to $3.3 million for the nine months ended September 30, 2000. The increase is primarily due to the higher net loss, higher receivables and higher prepaid expenses offset slightly by the common stock and stock options issued for services and interest and the increase in accounts payable and accrued expenses.

Net cash used for investing activities increased $16,000 from $181,000 in the first nine months of 1999 compared to $197,000 in the same period of 2000. The increase was primarily due to slightly higher fixed asset purchases in the first nine months of 2000.

Net cash provided by financing activities increased approximately $1.8 million from $1.7 million for the nine months ended September 30, 1999 to $3.5 million for the nine months ended September 30, 2000. Financing activities during 2000 included the issuance of common and preferred stock providing $3.2 million in the aggregate and the issuance of notes payable which provided $702,000 offset by $475,000 in repayments of existing notes payable. Financing activities during 1999 included the issuance of common stock providing $327,000 in the aggregate and the issuance of notes payable that provided a net of $1.4 million after repayment of principal in the amount of $25,000.

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

                                  PART II

                             OTHER INFORMATION

                        ITEM 1.  LEGAL PROCEEDINGS

Leapfrog and its subsidiary, Leapfrog Global IC Products, Inc. ("LGIC") were named in an action alleging that the companies failed to disclose certain corporate records as required by Florida Law. Leapfrog's special Florida litigation counsel has advised the company that the remedies asked for in the complaint against Leapfrog are not available because Leapfrog is a Colorado corporation. In any event, the plaintiff is seeking primarily equitable relief, and not money damages, against both Leapfrog and LGIC.
As such, even if the suit was successful, it would not materially impact the financial condition of either Leapfrog or LGIC.

Valenti vs. Leapfrog Smart Products, Inc. ("LSP"), etal: case filed against LSP and a subsidiary seeking production of certain agreements and other company documents and an inspection of those and other corporation records. No damages are being sought, except attorney's fees. The amount of those attorney fees has not been identified by Plaintiff's court filings and we estimate any potential expense to be less than $6,000.

Leapfrog Smart Products, Inc. ("LSP") vs. Real Provencher: case was filed by Leapfrog Smart Products, Inc. against Real Provencher, a stockholder of LSP, alleging stock manipulation. Real Provencher has filed a counterclaim alleging damages resulting from LSP's failure to release Rule 144 restriction on stock owned by plaintiff. Settlement of the case is being negotiated and potential damages have not been quantified. On January 31, 2000, as part of a consulting agreement with Provencher, a warrant with an effective date of February 18, 2000 was issued for the right to purchase 500,000 shares of common stock at $3.50 per share on or after April 30, 2000. The warrant expires on January 31, 2010. The exercise price of $3.50 was to be adjusted to $.35 in the event the Company did not close an equity offering raising an aggregate of at least $2.5 million by July 16, 2000.

Publicard vs. Leapfrog Smart Products, Inc. ("LSP"): case was filed by Publicard against LSP regarding alleged promissory notes in the total sum of $100,000. LSP has alleged that the promissory notes have been satisfied and/or that there are financial set-offs available to satisfy any alleged obligation.

The successful party in this case will likely be awarded attorney fees, to be paid by the unsuccessful party. The amount of potential attorney fees and/or other potential damages have not been quantified.


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

###                 2.1 Agreement and Plan of Merger

##                  3(a) Articles of Incorporation

##                  3(b) Bylaws

#                   4(a) Agreements Defining Certain Rights of Shareholders

#                   4(b) Specimen Stock Certificate

#                   10(a)Pre-incorporation Consultation and Subscription
                         Agreement

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

# previously filed with the Company's Definitive Information Statement on Schedule 14C on January 18, 2000.

## previously filed with the Company's Registration Statement on Form S-8 on February 29, 2000

###   previously filed with the Company's Form 8-K dated March 8, 2000

####  previously filed with the Company's Form 8-K dated March 17, 2000

##### incorporated herein by reference from the Company's Form SB-1/A filed
      July 6, 2000

    (b)  REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the third quarter of the 2000 fiscal year:

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEAPFROG SMART PRODUCTS, INC.

By: /S/ RANDOLPH TUCKER
       Randolph Tucker, CEO

Date: November 14, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                Title                              Date

/S/ RANDOLPH TUCKER      CEO                                November 14, 2000
Randolph Tucker          & Director

/S/ JAMES K. GORNTO      Chief Financial Officer            November 14, 2000
James K. Gornto