Form 10KSB
period 2000-12-31
LEAPFROG SMART PRODUCTS INC
filed 2001-04-17
CIK 831669

ANNUAL REPORT

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 2000

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ___________________  to   ____________

                     Commission file number: 000-20786

                       LEAPFROG SMART PRODUCTS, INC.
              (Name of Small Business Issuer in its Charter)

   COLORADO                           7372                     05-1076959
(State or other jurisdiction of (Primary Standard Industrial (I.R.S. Employer
incorporation or organization)   Classification Code Numbers) Identification
                                                              No.)

1011 Maitland Center Commons                  1011 Maitland Center Commons
Maitland, Florida 32751                       Maitland, Florida 32751
(Address and Telephone Number of             (Address of Principal Place of
Business or Principal Executive Offices)      Intended Principal Place of
                                              Business)

                   Jon Gerster, Chief Financial Officer
                       Leapfrog Smart Products, Inc.
                       1011 Maitland Center Commons
                          Maitland, Florida 32751
                              (407) 838-0400
         (Name, address and telephone number of agent for service)

                                Copies to:

                          Mark T. Thatcher, Esq.
                           Adam S. Clavell, Esq.
                          Nadeau & Simmons, P.C.
                         1250 Turks Head Building
                      Providence, Rhode Island 02903

                         TELEPHONE (401) 272-5800
                          FACSIMILE (401)272-5858

Securities registered pursuant to Section 12(b) of the Securities Exchange
Act:

     NONE

Securities registered pursuant to section 12(g) of the Securities Exchange
Act:

     COMMON STOCK, NO PAR VALUE PER SHARE
     ----------------------------------------------------------------
     (Title of class)

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

State issuer's revenues for its most recent fiscal year:  $ 972,724

The aggregate market value of the 7,010,373 shares of Common Stock held by non-affiliates was $2,081,380 as of March 31, 2001. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the market value of such shares on such date.

As of December 31, 2000, 8,977,845 shares of the issuer's Common Stock were outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are incorporated by reference into this report:

1. Information required by Part III of this Form 10-KSB is incorporated by reference by the Company from its Definitive Information Statement on Schedule 14C filed with the Commission on January 18, 2000.

     Transitional Small Business Disclosure Format:

     Yes  [   ]     No   [X]


                                  PART I

---------------------------------------------------------------------------
                       IMPORTANT FACTORS RELATED TO
              FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
 ------------------------------------------------------------------------

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on this date, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors that may be listed from time to time in the Company's reports on Form 10-QSB, 10-KSB and registration statements filed under the Securities Act.

Forward-looking statements encompass the following:

-expectation that the Company can secure additional capital;
-continued expansion of the Company's operations through joint ventures and acquisitions;
-success of existing and new marketing initiatives undertaken by the
 Company; and
-success in controlling the cost of services provided and general administrative expenses as a percentage of revenues.

The forward-looking statements included in this document are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that:

-the Company would continue to expand;
-capital will be available to fund the Company's growth at a reasonable cost;
-competitive conditions within the industry would not change materially or adversely;
-demand for the Company's services continue increasing;
-there would be no material adverse change in the Company's operations or business; and
-changes in laws and regulations or court decisions will not adversely or significantly alter the operations of the Company.

Assumptions relating to the above statements involve judgments with respect
to future economic, competitive, regulatory         and market conditions,
and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.

Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate.

In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                      ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

LEAPFROG SMART PRODUCTS, INC.--DESCRIPTION OF THE BUSINESS

Leapfrog Smart Products, Inc., (the Company) develops, designs, and licenses software exclusively for Smart Card applications, and related database management systems. The primary focus of the Company is software and hardware solutions for biometric technologies developed for user authentication and access control for both computer networks and physical environments. Two patents are pending and additional patent applications are in process.

The Company works with customers and strategic partners domestically and internationally to deliver comprehensive, integrated and customized smart card based systems, providing software, hardware, personalization and full implementation.

The company currently has 41 full-time employees including 15 software engineers and 13 technical sales and marketing professionals. The senior management team is composed of business, legal, financial and technical professionals with successful careers in their respective areas. There are two majority owned subsidiaries, Conduit Healthcare Solutions and Leapfrog Global Products (LGIC) and a joint venture, Smart Products International Pte, Ltd. (SPI), based in Singapore.

Approximately $9,000,000 and 35,000 engineering hours have been invested developing a suite of proprietary software programs, which are now being offered in the market. The Company is a recognized leader in providing Smart Card software and hardware solutions.

Current company Smart Card products and applications include personal identification, e-purse transactions, loyalty point storage, physical and logical access, and portable storage of personal information, including medical records. The Company is transitioning from research and development to full commercial rollout of products and services. The products and technology are being marketed through indirect sales channels, strategic partners, value-added resellers and in-house technical sales staff.

The Company has developed contracts and strategic relationships for specific areas including University Campus, Healthcare, and Government markets. The Company has forged Strategic Business Relationships to take advantage of these contracts and partnerships. Under these arrangements Leapfrog will receive revenue from engineering fees, technology license, and products royalty fees.

Since recognized industry technology leaders have yet to emerge in these many markets, the Company has a unique opportunity to gain significant market share. The essential elements for success are in place: a creative, productive technology and engineering group, a talented and experienced sales team, a proven management team, and a technology leadership position.

Leapfrog was selected as the exclusive Smart card software applications provider to Electronic Data Systems Corporation (EDS) for the first major US Government Smart card initiative; a Smart Access Common ID Contract by the General Services Administration (GSA). EDS is one of five prime contractors named for the estimated $1.5 billion contract.

Further, the Company installed the first hospital Smart Card patient managment system in the U.S. and will be installing three more in the first quarter of 2001. Other major contracts to provide Smart Card software, systems and solutions, are in negotiation and management believes that these will be signed in 2001.

The Company has written and sold software applications to the following customers:

Bronson Methodist Hospital         Smart Tracker 55
Disney                             Realty Tracker
Envoy                              Secure Pak/Commander
Loyalty Card, Inc.                 Community Card
Illco Unican                       Control Point
Munroe Regional Hospital System    Smart Tracker 55
National Safety Depot              Community Card
Super Show                         Interactive Kiosk
University of Central Florida      Control/Point Biothentic
United States Navy                 Biothentic
Woods & Water RV Resort            Control Point
Whiskey Creek RV Resort            Control Point

Revenues to date have been generated from the sale of software and hardware related items such as Smart Card readers/writers used in pilot evaluation programs, software-testing programs, and specialized software. Leapfrog is focused on selling custom software solutions, hardware, and packaged commercial-off-the-shelf products.

LEAPFROG'S MARKETS

The greatest opportunities for the Company's products at present are in the access control and security markets. Other significant markets include corporate and college campus markets, Healthcare, and Federal Government. The security industry encompasses logical (computer network) and physical access across many industries. Campus includes corporations, associations, universities, and other institutions. Healthcare includes physicians, physician organizations, pharmacies and hospitals. Government includes Federal, State, and Local entities.



1. SECURITY SYSTEMS OVERVIEW

Logical (Computer Network) Access

The proliferation of the Internet in network computing, remote access, telecommunications, wireless communications and information management has exposed big holes in network security. It is difficult for MIS or IT managers to verify network users and the information/data that is being manipulated. The large number of disparate security solutions makes it even more difficult for security administrators to authenticate users, provide access control and protect the integrity of information.

According to a study completed by the Computer Security Institute (CSI), the Federal Bureau of Investigation (FBI) and the Computer Intrusion Squad, 70% of Fortune 1000 companies polled experienced unauthorized use of a computer system and 59% of the attacks came from Internet connections. When we translate these network breeches into dollars lost from theft of proprietary information the average loss was $1,136,409. Looking at the destruction of data from the "Melissa" virus alone statistics report an estimated $80 billion dollars lost. These statistics support the case for increased network security for every business and institution.

Leapfrog Smart Products, Inc. offers the latest in biometric and Smart Card technology to enable network managers to implement stronger user authentication, access control policies, and deploy Public Key Infrastructure (PKI) encryption and digital certificates. By replacing user names and passwords with finger print identification network, administrators can reduce password administration costs, speed up the login process and secure the network with stronger user authentication, encryption and non-repudiation.

Leapfrog's biometric Smart hardware and software product line called BiothenticTM is targeting the network security market. The Company will be compatible with all major network security software companies and can leverage their reseller channels by offering a high margin, value-add to their existing solution in their existing customer base. This sales model will provide an immediate sales channel and reduce the need for product support by Leapfrog. International Biometrics Group reports U.S. biometric revenue in 1999 at $58.4 million with projected growth to $594 million in 2003.

PHYSICAL ACCESS

Leapfrog offers a robust, feature rich "Intelligent Access Control" IAC software application for use with a smart card door locking system. The IAC software is easily integrated and compatible with all smart card lock systems. Leapfrog's application integration provides the user with the flexibility of being inter-operable with all card manufacturers and their operating systems. Within the physical access control market, Smart Card technology is fragmented. Leapfrog has positioned itself to be a leading provider of Intelligent Access Control software for smart card systems that will provide compatibility and continuity between manufacturers.

Leapfrog can offer the Intelligent Access Control IAC product in a stand-alone environment or provide both a Network solution and a Time & Attendance component. In addition to these products, the company has found that the access control market has a strong demand for a combination smart card/biometric reader to work in both a stand-alone and network environment. Providing this solution will give an additional distinct competitive advantage.

2. CAMPUS CARDS OVERVIEW

There are over 3700 higher education campuses in the U.S. and an additional 800+ in Canada. Over 1500 presently support card systems of which less than 1% employ smart card technology. With the added presence of corporate campuses in a regional area, building a COMMUNITY CARD presence beginning with seeded sites and expanding these through direct sales to neighboring campuses offers an attractive first step toward scaled distribution. Corporate campuses in nearly every industry use personalized cards. Both of these markets will migrate to Smart Cards and identification software to increase revenue, cut administrative costs, improve security and enhance customer service.

The Leapfrog management team is experienced in the sale, implementation, integration and support of a closed architecture, distributed, multi-application smart card system of over 700,000 cards in North America.

These Smart Card Systems include:

   (a) CAMPUS (E SMART, ESECURE, EVOTE, E MEMBER, EVALUE, ETICKET) - a "one-card" solution combined with a multi-application suite targeted for vertical markets such as higher education campuses.
   (b) ENTERPRISE  (E  SMART,  E  SECURE,  E  VALUE,  ETICKET)  - Corporate
     campuses to leverage off our established one-card solution with a focus on secure access, both logical and physical, as a channel market.
   (c) ASSOCIATION MANAGEMENT (ESMART, EMEMBER, EVOTE, ETICKET) - Professional/non-professional associations (unions, clubs) with a common focus and a need for managing their member's activities (continuing education) over a broad regional area.


Once established in a community there will be a critical need to continue growth of distribution through merchants and a concentrated loyalty program. The Solutions' strategy includes identification of loyalty marketing firms for strategic partnerships together with chambers of commerce that have a vested interest in growing a public presence.

The Corporate and campus ID Card segment is a high margin business and The Company is using both direct and indirect marketing channels to penetrate this market. Leapfrog is licensing solutions to existing ID Card solution providers seeking to provide Smart Card based systems. In 1999, the two leading identification card system providers in the U.S. had combined sales of $500 million out of $3.5 billion for the industry at large.
Leapfrog has developed an ID card system that is bringing a new degree of operational efficiency to organizations. The card serves as an identification badge/card that provides an array of additional functions including building access control, computer network access control, payment services, cashless commerce, loyalty, data tracking, and data portability.

The Campus ID Card segment of Leapfrog's Sales and Marketing Plan is focused on Higher Education, Corporate Campuses, and Association
Memberships that use cardholder identification and one or more additional primary functional requirements for the card system.

Leapfrog is focusing on single site installations of multi-application smart card systems including multiple purses, loyalty, eMember, eVote, eTicket, time & attendance, access control, SmartTracker and dedicated purses for use of specified merchants, such as campus bookstores, fast-food restaurants surrounding campus sites. For legacy systems such as libraries and meal plans already installed at client sites, the IC card will include an ABA compliant stripe for the integration of these applications to provide a "one-card" solution. The magnetic stripe will provide the instrument for offering banking services where financial institutions are desired. All cards issued will include this suite of applications

Leapfrog licenses a card management system with purse architecture to be used as a platform and integrate the application suite noted above. The company has licensed Smart City products produced by Product Technologies Inc., of Hartford, CT and Proton World. The Smart City system is currently installed worldwide and at 37 campuses in North America.

 3. HEALTHCARE OVERVIEW

Approximately 200 million Europeans carried Smart Cards for health care identification at the end of 1999. Many countries with national health care systems are deploying Smart Card technology to reduce the costs associated with delivering services. The largest operating system is in Germany with over 80 million cards. In France, the project called "Sesam Vitale" has deployed over 30 million Smart Cards.

In 1999, total revenues for the healthcare industry in the U.S. were approximately $1 trillion dollars with approximately 11%, or $110 billion, paid out for needless or redundant tests. Approximately $35 billion was lost to Medicare fraud alone in 1998. In 1996, the Federal Government enacted the Health Insurance Portability and Accountability Act (HIPAA). Security and privacy of individual's medical records is the cornerstone of HIPAA.

Recent modifications to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) will expand the Smart Card market substantially. HIPAA has recognized "the Smart card" as a "Secure Token" for the portability of medical and insurance information. Applications for this technology will include secure access to medical information, logical and physical access for employees and medical staff. Smart Cards will soon become the standard for insurance companies to provide coverage information for their members.

Leapfrog develops biometric and Smart Card based medical record and communication products. Conduit Healthcare Solutions markets these products in the healthcare market. These products address the growing need in the healthcare industry for better access to and sharing of patient information and greater privacy. Providing on-line and off-line information and communication, Conduit's products will provide rapid access to medical records and facilitate payments for medical treatment.

Conduit's primary source of revenue is from the development of systems and license fees. Income is generated through transaction franchise and database management fees. Smart Tracker 55 is the first loyalty membership program using Smart Cards for tracking usage as well as storing basic medical information for seniors. A full-scale deployment of Smart Tracker 55 was made at Munroe Regional Hospital in Ocala, Florida, during 1999. This membership based card for HMOs/PPOs and specific hospital groups that provides coverage and critical medical information to automate the supporting bureaucracy required for medical care. Conduit's target markets are hospitals, seniors' programs, managed care companies, insurance companies, emergency response systems and physicians. Conduit has already completed contracts with 4 hosptials in North America for Smart Tracker 55.

Conduit is also working with Federal entities such as the Veterans Affairs Administration, the Department of Defense, Medicare, and Medicaid. With no competition in the seniors' market, this revolutionary program is expected to gain significant market share and thus position the Company securely within the largest sector of the U.S. economy.

4. GOVERNMENT OVERVIEW

The federal government is currently a significant domestic market for Smart Card systems. The "GSA Common Access ID Card" program was recently awarded to five consortium teams. This $1.5 billion contract is the largest Smart Card program in the history of the United States. Electronic Data Systems
(EDS) led one of the five winning teams. By contract, Leapfrog is the exclusive Smart Card software provider to the EDS team.

The government contract is designed to provide federal agencies with interoperable, multi-application Smart Cards. The cards will be used to provide basic visual identification and authentication as well as secure access for e-commerce. The Company will benefit substantially from this first major US government initiative.

The Company will also be a provider of Smart Card solutions to EDS for the US Navy and Marine Corps landmark Intranet contract. This contract is the largest federal information technology contract in history, valued at more than $4.1 billion over five years. A three-year option in the contract is valued at more than $6.9 billion. The company projects substantial revenue from these projects over the next five years.

Leapfrog is one of two Smart Card software development companies to have a proprietary General Services Administration (GSA) IT schedule. This GSA schedule is generating revenue for Leapfrog through the resale of product lines from various vendors such as Micron Technology, Inc.

                                 PRODUCTS

BIOTHENTIC SCR-100


The BiothenticTM SCR100 is a biometric Smart Card reader. The Biothentic SC-100 reader is actually a combination of three technologies: biometrics, security, and Smart Cards. The Biothentic SCR 100 brings to the security market a device capable of providing user authentication, access control, and secures communication.

The Benefits of solutions to users are:

                 Authenticate themselves to the recipient
                 Send encrypted data with keys on a Smart Card
                 Make purchases using an e-purse
                 Access secure web sites such as medical
                 repositories, virtual universities

SMARTTRACKER 55

Smart Tracker 55 is a Smart Card/biometric software solution designed by the Company to improve the efficiency of day-to-day administrative and communication tasks of the varied participants in the healthcare industry. These include physicians, hospitals, pharmacies, insurance companies and other healthcare providers. Unique features of the system include the secure transfer of private healthcare information and other pertinent patient management data.

Currently the Smart Tracker 55 system is implemented in hospitals to manage seniors programs. The flexibility of the platform, however, makes it possible to adapt the system to any affinity-based program.

CONTROL POINT

Control Point is a solution that provides Smart Card enabled access control. The Access Control Point software is compatible with all Smart Card lock systems. A unique graphical user interface offers security administrators a simple, easy-to-use enrollment system for assigning door rights (for stand alone and network devices), card privileges, defining user groups and blacklisting. Furthermore, the system is ODBC (Open Database Connectivity) compliant for simple integration with existing databases. The Control Point software will control a standalone system, a network system, or a combination of both stand-alone or network.

The Control Point software system was developed primarily to meet the growing need for Smart Cards in the access control industry. The demand for multiple applications on a single card has been the catalyst for the explosive growth of Smart Cards over the years. The Control Point system has been designed to offer standard features for access control, as well as enhanced features for advanced security providing seamless integration into existing installations. Critical information is stored directly on the Smart Card, allowing the user the convenience of having remote locations that can be programmed from a central location with specific expiration dates.

Also, the Company's strategy includes the resale of turnkey products integrated to card management systems such as SmartCity and Proton. Each is a purse platform with sophisticated back office processing systems providing secure transaction processing and settlement. SmartCity is supported by Product Technologies Inc. (PTI) a company from Hartford, CT owned by ICL/Fujitsu. An advantage to the SmartCity product is the inclusion of a loyalty scheme that would have to be purchased separately on the Proton platform. The following is a short discussion of the software products included in the Companies offerings:

SMARTCITY is  a  turnkey  smart   card-based   e-purse (electronic  purse)
application that  also  provides  a  multi-application
development platform and tools to systems integrators. SmartCity is an object-oriented client-server application supporting EMV-compatible (Europay, MasterCard, and Visa specifications), Microsoft Smart Card for Windows, and other smart reloadable e-purse smart cards and disposable memory cards. It also supports secure multi-party loyalty applications that can be integrated with e-purse applications.

The flexible, yet extremely secure design architecture of the system allows it to be easily customized to each card issuer's requirements. Audited transactions, multi-issuer, multiple purses and currencies, debit and credit purses, and foreign language support are standard features of the system. Utilizing a single smart card, SmartCity can additionally provide support for physical access control, logical access, secure Internet access, identification, electronic ticketing, and other custom applications.

Designed as a host system independent application, integration with existing payment systems, credit/debit card authorization networks, ATM networks, merchant POS systems, and other infrastructures is seamlessly achieved. SmartCity is a field proven system with more than 70 installations on 5 continents in financial and multi-application environments.

Proton is smart card management software developed by and for the large banks. It involves a complete suite of purchasing and revalue functionality; in particular, it has a broad set of systems interfaces that enable the product to conduct credit and debit authorizations on the national interchange networks.

Proton's front end is similar to Smart City. The differences lie in the back office, which is more scalable and built for nationally distributed transaction volumes. Proton will allow us to position ourselves as a processing node that could easily be integrated into a bank's data processing stream; it will employ the banks' technologies, and implement the same control standards of high professional care.

EMEMBER{TM} is a stand-alone application capable of functioning as a single application on a smart card or in concert with the eSmart{TM} platform and other Leapfrog software. The product is a web-based application generated from the demographic database provided by the client. The data is used to populate and update information on smart cards with up to five parameters, including expiration date, which can limit physical and logical access and reward cardholders with the benefits of membership in desired organizations.

The functionality of eMember{TM} breaks into two main areas; updating the information on your Leapfrog card and/or checking that information in various formats to limit access to a location or database. The eMember{TM} utility will facilitate this functionality by "interpreting" existing demographic codes for use with codes stored on the Leapfrog card.

EVOTE{TM} is a stand-alone web-based Smart card application that is configurable as either a strict voting application for campus elections, Association Membership surveys, Executive management elections, or general market/product surveys. As a traditional election format, it allows the easy set-up and configuration of candidates, positions, voting eligibility (as determined by data on Smart card) per candidate, dates & timeframes when voting is allowed, and general voter eligibility management and tracking. For Association membership surveys or product/marketing surveys it facilitates the set-up of the survey via a Wizard that allows the creation of up to 30 questions per product/topic/subject, the grouping of products/topics/subjects into a categories (Pre-defined or Administrator defined), captures demographic data stored in a standard format on the smart card, marks the card as having responded to the given survey, and provides reporting and statistical tools for each of the various categories/products/topics/subjects and demographics.


SALES AND MARKETING

In the technology industry, there are three distinct phases of a company's development: Formulation, Product Development, and Sales. Management believes that LEAPFROG has successfully negotiated the Formulation phase in 1997 and 1998. In 1999, the Company focused on Product Development. Major efforts in product sales began in mid-2000 after additional capital became available to fund sales and marketing efforts.

LEAPFROG intends  to  market its  products three ways:

(a)  partnership distribution and licensing;
(b) closed user-group decision makers; and
(c) indirect distribution.

Initially, it is extremely important for a smaller company to create strong strategic partnerships. Management does not believe that LEAPFROG has the marketing resources and capabilities of major companies in other software market segments. Instead, LEAPFROG intends to focus on establishing important relationships and alliances with other companies that can license Leapfrog's software and distribute it through their existing channels, although there can be no assurance that such relationships and alliances can be established. LEAPFROG intends to target alliances which may include Fortune 500 companies such as Sprint, Motorola, Lockheed Martin, EDS, and others. If successful, LEAPFROG can expect to garner license fees on a wholesale basis from each alliance.

Secondly, LEAPFROG plans to employ a "leadership relationship" marketing strategy to offer its software to closed user groups. Marketing emerging technology requires one-on-one selling with decision-makers. In this regard, Management intends to utilize sales tactics that are based on portraying Leapfrog in a lead position, utilizing personal contacts at the highest level in each target user group.

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

There are a host of other players in the industry with whom Management believes LEAPFROG does not compete. Within the Smart card industry, the sub-markets include:

(1)card manufacturers (Schlumberger, Gemplus, Giesecke & Devrient) and hardware manufacturers (Verifone, DANYL, Intellect) who are suppliers to LEAPFROG;

(2)integrators (IBM, Honeywell/Bull) who generally do not develop or own any software that is proprietary in nature, but rather marketers of limited applications only, which do not currently encroach on LEAPFROG markets, but become potential customers;

(3)American Express, Visa, Master Card and banks who aid in developing market awareness and are potential LEAPFROG customers; and


(4)system platform providers (Microsoft, Visa, Mondex, Proton) who write languages for applications but do not market Smart card products to end users.

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

Current
                                Square              Monthly
Location                        Footage             Rental      Expiration
-----------------------         ----------------    ----------- -------------

Executive Offices               14,500              $19,790     November, 2004
1011 Maitland Center Commons
Maitland, Florida 32751


                         ITEM 3. LEGAL PROCEEDINGS

Leapfrog and its subsidiary, Leapfrog Global IC Products, Inc. ("LGIC") were named in an action (Valenti vs. Leapfrog Smart Products, Inc. ("LSP") et al) alleging that the companies failed to disclose certain corporate records as required by Florida Law. LSP's special Florida litigation counsel has advised the company that the remedies asked for in the complaint against LSP are not available because LSP is a Colorado corporation. In any event, the plaintiff is seeking primarily equitable relief, and not monetary damages except attorney's fees, against both LSP
and LGIC.   As such, even if the suit was successful, it would not
materially impact the financial condition of either LSP or LGIC.

REAL PROVENCHER V. LEAPFROG SMART PRODUCTS, INC., F/K/A ALBARA CORPORATION, AND AMERICAN SECURITIES TRANSFER INCORPORATED was filed in the U.S. District Court for the Southern District of Texas, Houston Division. Plaintiff, a shareholder of the Company, has filed the following claims against the Company: 1) the Company breached its statutory duty to register and transfer Plaintiff's shares in the Company; 2) the Company violated his statutory right under Rule 144(k) of the Securities Act of 1934 to terminate restrictions to sell his shares; 3) the Company committed common law and statutory fraud; 4) breach of contract under a Bleed Out Agreement;
5) and tortuous interference with Plaintiff's contract to sell 77,300 shares of stock. Plaintiff has alleged actual damages of $2,576,000 plus attorney's fees, and pre-and post-judgement interest.

The Company filed a lawsuit styled LEAPFROG SMART PRODUCTS, INC. V. REAL PROVENCHER , in the U.S. District Court of the Middle District of Florida, Orlando Division with the following claims: 1) breach of contract under a Consulting Agreement; 2) breach of contract under the terms of a Bleed Out Agreement; 3) violation of Rule 16 of the Securities Act of 1934; 4) fraudulent misrepresentation and common law fraud; and 5) violation of Rule 144 of the Securities Act of 1934. The Company alleged compensatory damages, costs, and further relief, as the court finds appropriate. The Florida Court has transferred venue to the U.S. District Court for the Southern District of Texas, Houston Division and the two cases have been consolidated.

As part of a consulting agreement with Provencher, a warrant with an effective date of February 18, 2000 was issued for the right to purchase
500,000 shares of common stock at $3.50 per share on or after April 30, 2000. The warrant expires on January 31, 2010. The exercise price of $3.50 was to be adjusted to $0.035 in the event the Company did not close an equity offering raising an aggregate of at least $2.5 million by July
16, 2000; which did not occur. Although, Provencher has not attempted to exercise the warrants, as part of the lawsuit the Company is attempting to have the warrants declared null and void due to the alleged non-performance under the Consulting Agreement.

Discovery is underway in the case. Some settlement discussions have begun but no settlement has occurred at this time. The Company is unable to determine the likelihood of an unfavorable outcome in this case and is not able to estimate the potential loss to the Corporation at this time. Accordingly, the financial statements include no provisions or liability related to the ultimate outcome of this matter.

The Company was party to a lawsuit brought by Publicard, Inc. regarding the repayment of $100,000 in notes due to them from the Company. It was the Company's position that although these notes were recorded with interest accruing, the notes should be offset with certain costs incurred by the Company. This lawsuit was settled on February 2, 2001, requiring that the Company repay $90,000 in nine $10,000 monthly installments beginning February 2001.

The lessor of the Company's former office space has sued the Company for breach of contract and lien foreclosure based on the Company's breach of lease and failure to pay rent. Damages requested are $270,400, plus attorney's fees and costs. The Company has brought a counter suit against the lessor for a declaratory action, breach of lease, tortious interference with an advantageous business relationship, and breach of good faith and fair dealings regarding reletting the property The Company has accrued an insignificant portion of the lessor's claims in an amount equal to the unpaid lease payments that would have been due under the lease through December 31, 2000. No other amounts have been recorded in the accompanying financial statements for theis uncertainty, as managment cannot reasonably extimate the ultimate outcome.


        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of fiscal year 2000.


                                  PART II

                   ITEM 5. MARKET FOR COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS

During the 1999 and 2000 fiscal years, the Company's common stock traded on the over-the-counter market and was quoted in the National Association of Securities Dealers, Inc.'s "OTC Bulletin Board". The range of high and low bid quotations for the common stock for the two most recently completed fiscal years is provided below. The volume of trading in the Company's common stock has been limited and the bid prices as reported may not be indicative of the value of the common stock or of the existence of an active trading market. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

1998 FISCAL YEAR HIGH BID LOW BID

First Quarter  $ 0.01    $ 0.01
Second Quarter $ 0.01    $ 0.01
Third Quarter  $ 0.01    $ 0.01
Fourth Quarter $ 0.05    $ 0.04

1999 FISCAL YEAR HIGH BID LOW BID

First Quarter  $ 0.09    $ 0.04
Second Quarter $ 0.09    $ 0.01
Third Quarter  $ 0.43    $ 0.01
Fourth Quarter $ 0.50    $ 0.34

2000 FISCAL YEAR HIGH BID LOW BID

First Quarter  $ 9.00    $ 5.88
Second Quarter $ 6.31    $ 2.63
Third Quarter  $ 4.69    $ 1.44
Fourth Quarter $ 1.94    $ 0.31

On December 31, 2000, the reported bid for the Company's common stock was $0.375.

The Company has never paid dividends with respect to the common stock and currently does not have any plans to pay cash dividends in the future. There are no contractual restrictions on the Company's present or future ability to pay dividends. Future dividend policy is subject to the discretion of the Board of Directors and is dependent upon a number of factors, including future earnings, capital requirements and the financial condition of the Company. The payment of future dividends will also be restricted to the extent of $19,500 in liquidation preference inuring to the benefit of the holders of the Company's Series F Preferred Stock. The Colorado Corporation Code provides that a corporation may not pay dividends if the payment would reduce the remaining net assets of the corporation below the corporation's stated capital plus amounts constituting a liquidation preference to other security holders.


                      ITEM 6. SELECTED FINANCIAL DATA

The statement of operations data as set forth below for the years ended December 31, 1999 and 2000 and the balance sheet data at December 31, 1999 and 2000, have been derived from our combined financial statements and notes, which have been audited by Moore Stephens Lovelace, P.A., independent auditors, whose report is included in this Annual Report.

The following financial data should be read in conjunction with the consolidated financial statements and notes and management's discussion and analysis of financial condition and results of operations included in this prospectus.


                                   Year Ended      Year Ended
                                   December 31,    December 31,
                                   1999            2000
                                   --------------  --------------

STATEMENT OF OPERATIONS
-------------------------------------

Revenues                           $   121,533     $   972,724

Cost of Operations                 $    44,199     $   905,805

Selling and Administrative
  Expenses                         $ 2,737,851     $ 6,993,060

Other Income (Expenses)            $  (437,123)    $  (500,603)

Net Loss                           $(3,097,640)    $(7,426,744)

Net Loss per common
  Share, basic and diluted         $     (0.72)    $     (1.09)

Weighted average common
  shares outstanding                 4,280,158       6,866,964


BALANCE SHEET DATA
---------------------------------

The balance sheet data as of December 31, 2000 excludes the underlying shares to warrants and options.



                                        Periods Ended December 31,
                                   ----------------------------------
                                     1999                    2000
                                   ---------------           --------------

Working capital deficit              $(1,924,309)            $(2,531,095)
Total assets                         $   752,977             $ 1,110,066
Total long-term liabilities          $         -                       -
Total liabilities                    $ 2,257,597             $ 3,063,922

Stockholders' deficit                $(1,504,620)            $(1,953,856)



DIVIDEND POLICY

The Company expects to retain its earnings to finance further growth and, when appropriate, retire existing debt. As a result, the Directors of the Company expect that, for the foreseeable future, the Company will not declare or pay any dividends on any of its shares.

              ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR
                             PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

GENERAL

Management's discussion and analysis contains various "forward looking statements." Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology.

We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

PLAN OF OPERATION

LEAPFROG did not have any external sources of working capital during 2000 and minimal revenues during 2000 except for the sale of stock to individuals and the issuance of notes payable. On February 18, 2000, LEAPFROG merged with Albara Corporation through a reverse acquisition in which Albara acquired LEAPFROG and the existing shareholders of LEAPFROG obtained control of Albara. Even with the completion of this business combination transaction, there can be no assurance that the company will have sufficient funds to continue significant development, marketing and manufacturing activities. The funding obtained during 2000 from the sales of stock to individuals and issuances of notes payable were less than expected and accordingly, liquidity was very tight during the year.

From the period January 1, 2001 through March 31, 2001, additional debt of $1.5 million was issued to third parties.

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

Results of Operations-

Year Ended December 31, 2000 as Compared to Year Ended December 31, 1999

Revenues and Gross Profits:
----------------------------------

LEAPFROG is a development stage company with virtually no revenues in 1999 and only start up revenues in 2000. Revenues for the year ended December 31, 2000 increased $851,000, from $122,000 to $973,000, a 700% increase compared to the year ended December 31, 1999. Approximately $589,000 of the revenues for the year ended December 31, 2000 were for purchases by the U.
S. Government made through the Company's General Administrative Services ("GSA") contract. In addition to these GSA contract revenues, the remaining increase in revenues of $262,000 during 2000 was due to the recognition of revenue on the percentage of completion method for three substantially complete projects involving both hardware and software installation and development in the logical access and healthcare loyalty products. The completions of these projects will serve as working models for future sales. All revenues from these projects were associated with the sale of predominantly hardware related items such as Smart card readers/writers utilized in pilot evaluation programs, software testing programs and specialized software solutions by potential future users of Leapfrog's software products.

Gross profit for the year ended December 31, 2000 decreased to $67,000 from $77,000 in the same period in 1999. The gross profit on the GSA contract revenues was $22,000 or 4% of the revenues. The gross margin on the remaining revenues was $45,000 or 12%. This 12% margin is lower than is expected on future sales but the projects implemented during 2000 were primarily first time implementations and therefore more time intensive to install. The gross profit for 1999 was higher in amount and percentage due to several factors. There were several small projects in 1999 with low incremental direct costs to the Company that will not be a recurring source of revenue in the future. These gross margins are not necessarily indicative of margins expected in future years.

Total Operating Expenses:
-------------------------------

Total operating expenses for the year ended December 31, 2000, increased $4.3 million from $2.7 million to $7.0 million, a 155% increase compared to the same period in 1999. This increase is net of $118,000 and $76,000 in software development expenditures that have been capitalized during the year ended December 31, 2000 and 1999, respectively. In the fourth quarter of 2000, expense was recognized of $1.2 million for stock options issued below market value. After deducting this charge from total operating expenses the remaining balance of $5.8 million represents a 113% increase of $3.1 million over the prior year. Over half of this remaining increase is primarily associated with the increase in average number of employees from 21 in 1999 to 39 in 2000. Consulting fees also increased primarily due to payment for services of consultants to assist in maintaining a public market presence to attract investors. General and administrative expenses increased also with increased legal and accounting costs for SEC filings, negotiations with investors and litigation, and in most areas with the hiring of new personnel requiring more space and general overhead as well as the travel and other related costs for developing sales, advertising and marketing materials and in identifying potential contract opportunities and recruiting distributors and value added resellers who may participate in the intended product rollout in 2001.

Personnel and related expenses increased $2.8 million or 234% to $4.1 million for the year ended December 31, 2000 compared to the $1.2 million for the same period in 1999. In the fourth quarter of 2000, expense was recognized of $1.2 million for stock options issued below market value. After deducting this charge from personnel expenses the remaining balance of $2.9 million represents a 138% increase of $1.7 million over the prior
year.   This remaining increase was due to the increase in average number of employees from 21 in 1999 to 39 in 2000. In addition, average salaries increased as more expertise was brought into the Company in sales, engineering and to cover the administration of a public company.

Consulting fees increased by $459,000 from the $392,000 incurred for the year ended December 31, 1999 to $851,000 for the year ended December 31, 2000. The expenses in 1999 related primarily to fees paid to individuals and companies that assisted the Company in identifying potential contract opportunities and recruiting distributors and value added resellers. In 2000, consultants were employed for the same purposes as in 1999, but expenses increased in 2000 primarily due to payment for services of consultants to assist in maintaining a public market presence to attract investors.

General and administrative expenses increased to $2.0 million for the year ended December 31, 2000 from $1.1 million for the same period in 1999. This $919,000 or 86% increase was due largely to increased legal and accounting costs for SEC filings, negotiations with investors and litigation. General and administrative expenses also increased in several areas with the hiring of new personnel requiring more space and general overhead as well as the travel and other related costs for developing sales, advertising and marketing materials and in identifying potential contract opportunities and recruiting distributors and value added resellers who may participate in the intended product rollout in 2000. For the first time, Board of Director fees of $154,000 were accrued in 2000 and insurance costs increased for Directors and Officers insurance by approximately $50,000.

Depreciation and amortization expenses increased $36,000 or 66% to $92,000 for the year ended December 31, 2000 compared to $55,000 for the same period in 1999. The increase was due to the purchase of additional assets as well as the amortization of capitalized software costs and the addition attributable to costs of assets acquired in excess of fair market value.

Other income and expense:
--------------------------------

Interest expense for the year ended December 31, 2000 decreased $66,000 from $433,000 to $368,000 when compared to the same period in 1999. In March through July 1999, LEAPFROG completed a short-term debt offering to a select group of accredited investors providing net proceeds of $1,402,000. As additional consideration, LEAPFROG provided these note holders 386,128 shares of common stock. For accounting purposes, these shares of common stock were valued at $290,000 and that value was included as additional interest consideration and expense associated with the issuance of notes payable. Substantially all of the remaining interest expense in 1999 is directly associated with these outstanding notes payable and the $350,000 in bank notes.

In January of 2000, $550,000 in debentures were issued with 75,000 shares of common stock as an incentive to enter into these agreements. These shares resulted in $56,250 in interest expense begin recorded. Also, included in interest expense was $55,000 attributable to the value of the stock options issued with the $100,000 related party note on April 28, 2000. During 2000, interest expense was accrued on all the debt incurred in 1999, but for a full year. The interest related to stock issued with debentures and options issued with the notes that was more in 1999 than in 2000 offset the usual interest accrued on the debt.

Net loss:
----------

The net loss for the year ended December 31, 2000 increased $4.3 million from $3.1 million to $7.4 million, a 140% increase compared to the year ended December 31, 1999. This increase is net of $118,000 and $76,000 in software development expenditures that were capitalized during the years ended December 31, 2000 and 1999, respectively.

This increase in the net loss is primarily associated with the increases in operating expenses incurred as additional personnel were hired and the costs of becoming and maintaining a publicly traded company were incurred. Not only were payroll and related occupancy and overhead expenses almost doubled with the increase in average number of employees from 21 in 1999 to 39 in 2000, but legal and accounting fees and consulting fees increased with the hiring of outside expertise for SEC filings, investor relations and litigation. The increase in the loss includes the fourth quarter $1.2 million charge for employee stock options issued below market. The net loss per share of common stock increased from $.72 per share in 1999 to $1.09 in 2000. This increase is primarily due to the increase in losses realized partially offset by an increase in the weighted average number of common shares outstanding from 4,280,158 for the year ended December 31, 1999 to 6,866,964 for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities increased $1.9 million from $2.4 million for the year ended December 31, 1999 to $4.3 million for the year ended December 31, 2000. The increase in the cash used for operations is a direct increase in the net loss of the Company offset by the buildup of accounts payable balances and the $1.2 million charge for employee stock options issued below market which is a non-cash expense.

Net cash used by investing activities increased $2,000 from $237,000 for the year ended December 31, 1999 to $239,000 for the year ended December 31, 2000. The increase was minimal because the decrease in acquisitions of property and equipment were offset by the additional capitalization of software costs in 2000. Management expects the cash invested in this area to increase as funds are available.

Net cash provided by financing activities increased $2.0 million from $2.6 million for the year ended December 31, 1999 to $4.6 million for the year ended December 31, 2000. Financing activities during 1999 included the issuance of common stock providing $1.2 million in the aggregate and the issuance of notes payable which provided a net of $1.4 million offset by an $18,000 repayment of existing notes payable. Financing activities during 2000 included the issuance of common and preferred stock providing $4.0 million in the aggregate and the issuance of notes payable that provided a net of $579,000 after repayment of principal in the amount of $502,000.

Like many early stage technology companies, the majority of Leapfrog's assets are intangible assets such as copyrights, trademarks, and research and development costs which by their very nature are not reflected in the Company's balance sheet as assets.

In the past, Leapfrog's Management has been successful in attracting accredited investors who have purchased newly issued common stock. However, there can be no assurance that the Company will be able to obtain additional equity financing on similar terms in the future. Over the past two years much of Leapfrog's debt financing has been short-term notes payable.

These notes may only be repaid if the company successfully raises additional equity or debt financing. In addition to the cash requirement associated with repaying these notes, LEAPFROG may not be able to mount an effective national marketing campaign for its products without an additional infusion of capital. The Company does not have any commitments to provide additional capital funding. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to repay its outstanding debt and to cover the expenses associated with executing its sales and marketing plan.

Subsequent Events After December 31, 2000

On April 2, 2001, the Company entered into an agreement for the sale of approximately 82% of Conduit with closing to be within 120 days with a two-year right-of-first refusal to purchase the remaining shares of Conduit held by the Company at an equivalent price per share. The sale of Conduit includes licensing rights for the Company's software assets solely related to the healthcare industry in the United States, which includes, but is not limited to hospitals, physician offices, pharmacies, insurance companies, managed care organizations, clinics, dental offices, chiropractic, podiatry, ocular health, governmental healthcare agencies, providers and payors, ambulances, nursing homes, and home healthcare agencies. In exchange for selling the controlling interest in Conduit, the purchaser will pay the Company $510,000 and provide Conduit with $1.9 million to fund its ongoing business as well as guaranteeing software development fees of $3.0 million pursuant to the terms of a software development agreement which Conduit and the Company executed in connection with the stock purchase agreement. The purchaser is required to pay the Company $250,000 by May 29, 2001. Between that date and closing, the purchaser will pay the Company not less than 20% of all cash collected, up to a maximum of $510,000, including the $250,000 paid by May 29, 2001, in any private offering of Conduit's securities undertaken to satisfy the purchaser's obligation to provide the Conduit funding. The balance if any will be paid at closing. Additionally, the Company would be responsible for satisfying the future exercises, if any, of the outstanding stock options of Conduit as of the date of the definitive agreement.

In March 2001, Leapfrog Merger, Inc. changed its name to Leapfrog Smart Products, Inc.

In February 2001, the Company issued a note to a shareholder and noteholder for $2.0 million to be funded in various installments from January 25, 2001 through May 15, 2001. Through April 3, 2001, the Company has received approximately $1.5 million of this funding. The note is secured by all assets of the Company. Interest accrues at 12% and is due and payable quarterly beginning July 1, 2001. The note matures on July 1, 2002. The note or any portion thereof, is convertible into shares of the Company's common stock at the rate of $1.00 per share. As part of this financing agreement, the noteholder received an option to purchase up to 1,000,000 share of the Company's common stock at $1.00 per share through June 30, 2002.

Proceeds from this note were used to repay the $200,000 remaining balance on a note that was secured by all assets of the Company and was due in January 2000.

The Company is currently renegotiating the terms of much of the outstanding debt. The $100,000 note with the bank has been extended until October 1, 2002. Many of the debenture holders agreed to take new notes in place of the debentures. Notes have been issued that brought $477,000 of the debt outstanding at December 31, 2000 current. The majority of the new notes call for repayment of the principal and interest over 24 month periods either beginning in March or August 2001.

On January 16, 2001 the Board of Directors approved employment contracts with three key employees. The terms of the contracts extend to dates ranging from January 24, 2002 to September 30, 2003. The agreements call for aggregate salaries of $390,000 with annual 4% increases. These agreements call for the issuance of an aggregate of 1,100,000 stock options to purchase common stock of the Company. The options all have a strike price of $1.00 each with various vesting dates through January 1, 2002 and expiration dates ranging from January 16, 2004 through December 31, 2005. The other material provision to one of the contracts involves the payment of a cash bonus equal to 1% of the Company's net profits, defined as net earnings before insurance, taxes and amortization. Another contract requires the payment of a cash bonus equal to 4% of the Company's income from U. S. operations, defined as net income before taxes, minority interests, extraordinary items, amortization of intangible assets, interest on long-term debt and any incentive compensation to employees.

In January 2001, the Board of Directors elected the following officers:

Co-CEO's                                    Dale Grogan and Les Bromwell
Chairman of the Board                       Randolph Tucker
President, Leapfrog Smart Products, Inc.    Les Bromwell
Chief Operating Officer                     Perry Dunn
Chief Financial Officer                     Jon Gerster
Chief Technology Officer                    Damian Szigeti
Vice President for Sales and Marketing      Vince Ley
Vice President for Investor Relations       Ken Clinton
President, LGIC                             Gary Wolfson
Controller/Treasurer                        Nana Li

The appointment of Jon Gerster as CFO was after the resignation at the beginning of January 2001 of Jim Gornto as CFO.

Y2K COMPLIANCE

LEAPFROG concluded its efforts concerning its exposure relative to year 2000 issues for both information and non-information technology systems. Management actively monitors the status of the readiness program of the Company. Leapfrog's out of pocket cost associated with becoming Year 2000 compliant were not significant. These cost were expensed as incurred, and the Company does not anticipate any additional material expenditure as a result of Year 2000 issues.

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

MARKET RISKS AND OTHER BUSINESS FACTORS

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Congress encouraged public companies to make "forward looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward looking statements. We intend to qualify both our written and oral forward looking statements for protection under the Reform Act and any other similar safe harbor provisions.

Generally, forward looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected.

Due to those uncertainties and risks, the investment community is urged not to place undue reliance on our written or oral forward looking statements. We undertake no obligation to update or revise our forward looking statements to reflect future developments. In addition, we undertake no obligation to update or revise forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

EVOLVING INDUSTRY STANDARDS; RAPID TECHNOLOGICAL CHANGES

The Company's success in its business will depend in part upon its continued ability to enhance its existing products and services, to introduce new products and services quickly and cost effectively to meet evolving customer needs, to achieve market acceptance for new product and service offerings and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that competitors of the Company will not develop competitive products, or that any such competitive products will not have an adverse effect upon the Company's operating results.

Moreover, management intends to continue to implement "best practices" and other established process improvements in its operations going forward. There can be no assurance that the Company will be successful in refining, enhancing and developing its operating strategies and systems going forward, that the costs associated with refining, enhancing and developing such strategies and systems will not increase significantly in future periods or that the Company's existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

SUFFICIENCY OF CASH FLOWS

Because current cash balances and projected cash generation from operations are not sufficient to meet the Company's cash needs for working capital and capital expenditures during 2001, management intends to seek additional equity or obtain additional credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") issued by the Financial Accounting Standards Board ("FASB"), under which deferred tax assets and liabilities are provided on differences between the carrying amounts for financial reporting and the tax basis of assets and liabilities for income tax purposes using the enacted tax rates. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight of available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized.

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Registration Statement. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

                       ITEM 8. FINANCIAL STATEMENTS

The financial statements are included beginning at page F-1. See page F-2 for the Table of Contents to the Financial Statements.

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on a Current Report on Form 8-K dated March 17, 2000, LEAPFROG dismissed Thomas Leger & Company, P.A., whose address is 1235 Loop West, Suite 907, Houston, Texas. Thomas Leger & Company, P.A. was previously engaged as the principal accountant to audit the registrant's (then Albara's) financial statements. On March 2, 2000, by unanimous consent of the board of directors of the Company, Leapfrog dismissed Thomas Leger & Company and retained Moore Stephens Lovelace, P.A. The following information is set forth pursuant to Reg. Sec. 229.304 of Regulation S-K of the Securities Act of 1933:

(a) Thomas Leger and Company's report on the balance sheet of Albara Corporation, the predecessor corporation to the Company, for only the year ended December 31, 1998 contained no adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles;

(b) The board of directors recommended and approved the decision to change accountants;

(c) From the date Albara commenced operations until their dismissal, there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

(d) The Company has requested Thomas Leger & Company, P.A., to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter was filed as Exhibit 16.1 to the Company's Form 8-K, dated March 17, 2000.

On February 25, 2000, Leapfrog hired Moore Stephens Lovelace, P.A. Certified Public Accountants, whose address is 1201 South Orlando Avenue, Suite 400 Winter Park, FL 32789-7192 as the principal accountant to audit the Company's financial statements.

                                 PART III

           ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                             CONTROL PERSONS;

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

Based solely upon review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 2000 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

Committees of the Board
------------------------------------
The Board of Directors delegates certain of its authority to a Compensation Committee and an Audit Committee.

The primary function of the Compensation Committee will be to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's Compensatory Stock Consulting Plan.

The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by both the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee will report to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

MANAGEMENT

(a) The Company's directors as of December 31, 2000:

NAME                TITLE                         AGE

Dale Grogan         President & Director
Randolph Tucker     CEO, Treasurer & Director
Ron Breland         Director
Bruce Starling      Chairman & Director
Van Staton          Director
George Stuart       Director
Dennis Lehr         Director
Dr. Les Bromwell    Director
Bill Baker          Director

(b) The Company's officers as of December 31, 2000: See response to Item 2(a) above.

NAME                TITLE               ADDRESS

Bruce Starling      Chairman            1011 Maitland Center Commons
                                        Maitland, FL 32751

Randolph Tucker     CEO & Treasurer     1011 Maitland Center Commons
                                        Maitland, FL 32751

Dale Grogan         President           1011 Maitland Center Commons
                                        Maitland, FL 32751

Jim Gornto          CFO                 1011 Maitland Center Commons
                                        Maitland, FL 32751

Perry Dunn          Secretary           1011 Maitland Center Commons
                                        Maitland, FL 32751

(c) The Company's general partners: None.

(d) Record owners of 5 percent or more of any class of the Company's common stock: See response to Item 2(e) below.

(e) Beneficial owners of 5 percent or more of any class of the Company's common stock:

COMMON STOCK


------------------------------------------------------------------------------
NAME AND ADDRESS              NUMBER OF           PERCENT
OF BENEFICIAL OWNER           SHARES              OF CLASS  OPTIONS
------------------------------------------------------------------------------

Ron Breland                      8,800            0.10%     1,025,000
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Dale Grogan                    331,000            3.69%      925,574
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

------------------------------------------------------------------------------
NAME AND ADDRESS              NUMBER OF           PERCENT
OF BENEFICIAL OWNER           SHARES              OF CLASS  OPTIONS
------------------------------------------------------------------------------

Bruce Starling                 189,858            2.11%     50,000
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Van Staton                     313,629            3.49%     50,000
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Randolph Tucker               520,500             5.80%    936,052
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Bill Baker                      7,500              .08%          -
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Dennis Lehr                    25,612              .29%     12,000
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Dr. Les Bromwell               92,843             1.03%     12,000
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Jim Gornto                      3,000             0.03%     35,000
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Perry Dunn                     11,730             0.13%     36,000
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751<

Song Ru Hua                   500,000             5.57%          -
108 Powers Court #110
Sterling, VA 20166

BIOGRAPHICAL INFORMATION:

BRUCE STARLING Director.

Mr. Starling attended the University of Florida  where he earned a Bachelor
of   Science  in  Business  Administration  (1963),  Master   of   Business
Administration (1965) and Juris Doctor (1967).

After graduating the University of Florida School of Law, Mr. Starling entered the military serving in the Judge Advocate General's office in Vietnam (1968-1972). He practiced law in the Miami and Orlando offices of Helliwell, Melrose and DeWolf (1972-1977) and was General Counsel to Governor Reubin Askew (Tallahassee, Florida 1977 to 1979).

From 1979 through 1981, he was the Executive Assistant to the U.S. Trade Representative in 1979 and subsequently became a partner in the Orlando based law firm of DeWolf, Ward and Morris (1981-1986).

Mr. Starling became Senior Vice President of Harcourt Brace Jovanovich, Inc. (1986-1990), was Of Counsel to Akerman, Senterfitt and Edison (1990-1992), Assistant Executive Director of the Greater Orlando Aviation Authority (1992-1993) and later VP of governmental relations for the Walt Disney Corporation (1993-1994). Mr. Starling with his brother Alan, now owns the Starling Auto Group based in Kissimmee, Florida.

Mr. Starling presently sits on the Advisory Board of Colonial Bank; the Florida Prepaid College Board, where he was appointed by the Governor of Florida; the Florida Tax Watch Board, the Florida District Export Council Board, the Florida/Korea Economic Cooperation Committee and the Florida Chamber of Commerce Board.

VAN STATON, Director

Mr. Staton received an Honorary Associate Degree from Central Florida Community College, Ocala, Florida and is a member of the Executive Committee and Board of Directors of the Company.

Mr. Staton was manager of the Ocala, Florida Belk Lindsey store for 36 years before his retirement in 1984. He is a former member of the Board of Trustees for the Central Florida Community Collage and past Chairman of the School Board for Marion County, Florida. He is actively involved in the recruiting and regional training as an area coordinator for Excel Telecommunications, a public company.

RANDOLPH TUCKER, CEO/Director

Mr. Tucker has practiced business law for more than 25 years and has consummated numerous transactions in all phases of business. His experience
includes  business   formation  and administration,  banking,  bankruptcy,
mergers and acquisitions. He is recognized as one of the outstanding specialists within the membership law discipline. He has represented over 50 corporations in various aspects of leisure law over the past twelve years. His business experience includes the chartering of banks, television stations, underwritings, and various corporate counsel responsibilities.

As CEO of Leapfrog Smart Products, he has been instrumental in creating the infrastructure and corporate environment. Mr. Tucker has been able to assemble some of the brightest minds in a new industry and establish a cohesive creative workplace. Mr. Tucker provided strategic guidance, business development, and expansion analysis.

DALE GROGAN, President/Director

Mr. Grogan's professional experience includes over a decade in finance  and
investment   banking. He   has   managed  two  investment  banking  firms
specializing in business start-ups, with particular emphasis in the membership industry. Related business experience for Mr. Grogan includes the formation and initial administration of a national non-profit trade association within the leisure and travel industry, board membership for an
interactive  travel   information   supplier, and   advisor   to  several
telecommunications marketing companies within the pre-paid phone card industry.

Mr. Grogan provides corporate and industry vision. His duties include product and market development, recruiting, management and strategy formulation and implementation. Mr. Grogan is a recognized author and guest speaker in the Smart card industry and serves on various industry technology committees. He is a co-founder and President of Leapfrog Smart Products.

RONALD BRELAND, Director

Mr. Breland is the current President of Selbre Associates, Inc. He brings 28 years of experience in contract negotiations and management for both commercial and governmental markets. Mr. Breland has supervised and
personally   negotiated  more  than  1,000  Schedule  Contracts and   has
successfully  conducted   compliance   audits  for  several  Fortune  1,000
companies. Mr. Breland was a Charter Member of the Industry Advisory Council of the Federation of Government Information Processing Councils, a member of the American Management Association and a former member of the Baltimore-Washington Minority Economic Development Council. Mr. Breland holds a B.S. in Engineering from the University of Maryland.

WILLIAM BAKER, Director

Mr. Baker currently holds the title of President and CEO of the Motion Picture Academy and EVP of the Motion Picture Academy Association, positions held since 1994. Mr. Baker's tenure with the Association began in December 1991, when he was named Senior VP and Director, Worldwide
Piracy.   Prior to joining the MPA/MPAA, Mr. Baker enjoyed a very
successful career with the Federal Bureau of Investigation, which he began in 1965. At the time of his retirement from the FBI in 1991, Mr. Baker held the position of Assistant Director, Criminal Investigative Division, responsible for all criminal investigations. While on hiatus from the FBI, Mr. Baker also served as Director of Public Affairs for the Central Intelligence Agency.

Throughout his career, Mr. Baker has been recipient of numerous awards, including the Edmund J. Rudolph Award (1992), at the Attorney General's 40{th} Annual Awards Ceremony. Mr. Baker has also been bestowed the U.S. Marshal's Star for lifetime achievement in law enforcement and the rare title of Distinguished Executive by President Bush in recognition of his outstanding accomplishments in advancing the FBI's investigative mission.

Mr. Baker is a graduate of the University of Virginia and a US Air Force veteran, assigned to the office of Special Investigations.

DR. LES BROMWELL, Director

Leslie G. Bromwell studied at the Massachusetts Institute of Technology, where he received degrees in Chemical Engineering and in Civil Engineering. During his study at MIT he participated in numerous research projects involving both Chemical and Civil Engineering.

After receiving his doctorate from MIT in 1966, Dr. Bromwell joined the faculty of the Department of Civil Engineering. From 1966 to 1972, he taught undergraduate and graduate courses in engineering. Dr. Bromwell also directed sponsored research projects and supervised graduate students in their thesis research. After leaving MIT in 1972, he returned to Florida and started an engineering company in Lakeland, Bromwell & Carrier, Inc., which in 1997 became BCI Engineers & Scientists, Inc.

Dr. Bromwell received registration as a Professional Engineer in eight states. He represented industrial clients, government agencies, contractors, architects, and engineers on projects involving environmental and geotechnical problems and issues. He served on consulting boards and task forces for the U.S. Army Corps of Engineers, the National Aeronautics and Space Administration, and the State of Florida. Dr. Bromwell was a member of NASA's Lunar Science Team, a group of experts responsible for scientific investigations during the Apollo manned missions. As a member of this team, he participated in the development of new instruments for conducting lunar surface experiments, in the training of astronauts for surface activities, and in the testing of lunar samples returned to earth.

 In 1989, he became President of Consolidated Minerals, Inc., a Leesburg, Florida, based company engaged in mining, agriculture, and power generation. As President of CMI, he led the development of new technologies and their implementation through several start-up subsidiary companies and foreign joint ventures in China and Brazil. In 1997, CMI merged with Florida Crushed Stone Company. In 1998, Dr. Bromwell also was named President of an affiliated company, US Nutraceuticals, LLC. USN harvests botanical ingredients for herbal products and manufactures high quality herbal extracts using proprietary supercritical fluid extraction technology. In October 2000, Dr. Bromwell resigned from FCS and USN, and became Chairman and CEO of Leapfrog Global IC Products, Inc. a subsidiary of Leapfrog Smart Products, Inc.

DENNIS J. LEHR, Director

Mr. Lehr became Of Counsel to Hogan & Hartson in 1994. In addition to his part-time law practice, Mr. Lehr has worked as a private consultant for domestic and international businesses on financing issues. These activities have taken him five times to China, as well as several trips to Germany, Switzerland and Liechtenstein. During his career with the firm, Mr. Lehr has traveled extensively and has lectured in Australia, Canada, China, Russia and Switzerland. In 1992, he was part of a technical assistance mission sponsored by the State Department that traveled to Russia and Kazakhstan. Mr. Lehr was the capital markets "expert" on this trip, which was lead by the then Solicitor General, Kenneth Starr. In addition to his activities in the American Bar Association, as a business consult and with Hogan & Hartson Mr. Lehr acts as a part-time consultant to the Securities and Exchange Commission.

Mr. Lehr's practice of law is concentrated in the areas of banking, financial institutions and securities law. His education includes a B.A. from New York University, L.L.B. from Yale University and L.L.M. from New York University.

JIM GORNTO, CFO

Mr. Gornto, who serves as the Company's CFO, earned a Bachelor's of Business Administration from Georgia State University in 1969, where he also earned an M.B.A. in 1972. He has over 30 years experience in the banking industry, beginning in 1969 with First National Bank in Griffin, Georgia. Mr. Gornto began as a cashier at First National Bank and, before his departure in 1973, was elected Vice President and Executive Vice President. He subsequently served as President and Chief Executive Officer of the Bank of Fort Valley in Fort Valley, Georgia, First American Bank, Monroe, Georgia, Florida National Bank, Gainesville, Florida, Barnett Bank of Pinellas County, Clearwater, Florida, South Trust Bank, Ocala, Florida, Bank U.S., Ocala, Florida and First Federal Savings Bank of New Smyrna. During his years in executive offices, Mr. Gornto has participated in a number of mergers and acquisitions between financial institutions with tens of millions of dollars in assets. At Riverside National Bank, Mr. Gornto earned his Series 7 and 63 licenses. He also served as an Investment Representative at Edward Jones Investments, Port Orange, Florida. He served in Vietnam in the United States Army-Airborne Division of Special Forces.

PERRY DUNN, Chief Operating Officer
Perry Dunn joined the Leapfrog team in October 1999 after a distinguished 30-year career in the United States Marine Corps. During the decade of the 90's he served in several senior positions in the Fleet Marine Forces, in the Pentagon, and in the Department of Defense acquisition corps. He was the Commanding Officer of Marine Helicopter Squadron 167 in North Carolina; Special Assistant to the Navy and Marine Corps Acquisition Executive; Deputy Director of Asian and Pacific Affairs for the Secretary of Defense; and Director of Marine Corps Acquisition Programs in Orlando, Florida. His vast experience throughout his career, positions him well to oversee and coordinate the daily operations of Leapfrog Smart Products.

Perry earned his Bachelor's of Science Degree from the United States Naval Academy, and gained his Master's Degree in Business Administration from the University of West Florida. In the local community he is especially active in service to his church and in supporting the Chamber of Commerce as a member of the Education Committee and Community Service Committee of Leadership Orlando Alumni. He is a graduate of Leadership Orlando, Class 45.


BOARD OF DIRECTORS

Colorado provides that a corporation's board of directors may be divided into various classes with staggered terms of office. The Company's directors are elected for a term of three years and until their successors are elected and qualified.

NUMBER OF DIRECTORS

The Company's board of directors currently consists of eight directors. The number of directors on the Company's board may only be changed by a vote of a majority of the directors, subject to the rights of the holders of any outstanding series of the Company's preferred stock to elect additional directors.

REMOVAL OF DIRECTORS

The Company's directors, or the entire board, may be removed for cause by the affirmative vote of the holders of at least 50% of the outstanding shares of capital stock of the Company entitled to vote in the election of directors, voting as a single class and subject to the rights of the holders of any outstanding series of the Company's preferred stock.

FILLING VACANCIES ON THE BOARD OF DIRECTORS

Any newly created directorships in either of our boards of directors, resulting from any increase in the number of authorized directors or any vacancies, may be filled by a majority of the remaining members of such board of directors, even though less than a quorum, or in the case of the Company, by a sole remaining director, subject to the rights of holders of any outstanding series of preferred stock.

Newly created directorships or decreases in directorships in either of our boards of directors are to be apportioned among the classes of directors so as to make all classes as nearly equal in number as practicable, provided that no decreases in the number of directors in either of our boards of directors may shorten the term of any director then in office.

To the extent reasonably possible, any newly created directorship will be added to the class of directors whose term of office is to expire at the latest date following the creation of that directorship, unless otherwise provided for by resolution of the majority of the directors then in office. Any newly eliminated directorship will be subtracted from the class whose office is to expire at the earliest date following the elimination of the directorship, unless otherwise provided for by resolution of the majority of the directors then in office.

ABILITY TO CALL SPECIAL MEETINGS

Special meetings of the Company's stockholders may be called by the Company's board of directors, by affirmative vote of a majority of the total number of authorized directors at that time, regardless of any vacancies, or by the chief executive officer.

ADVANCE NOTICE PROVISIONS FOR STOCKHOLDER NOMINATIONS AND
PROPOSALS

The Company's bylaws allow stockholders to nominate candidates for election to the board of directors at any annual or any special stockholder meeting at which the board of directors has determined that directors will be elected. In addition, the bylaws allow stockholders to propose business to be brought before any annual stockholder meeting. However, nominations and proposals may only be made by a stockholder who has given timely written notice to the Secretary of the Company before the annual or special stockholder meeting.

Under the Company's bylaws, to be timely, notice of stockholder nominations or proposals to be made at an annual stockholder meeting must be received by the Secretary of the Company no less than 60 days nor more than 90 days before the first anniversary of the preceding year's annual stockholder meeting. If the date of the annual meeting is more than 30 days before or more than 60 days after the anniversary of the preceding year's annual stockholder meeting, notice will also be timely if delivered within 10 days of the date on which public announcement of the meeting was first made by the Company.

In addition, if the number of directors to be elected is increased and no public announcement is made by the Company naming all of the nominees or specifying the size of the increased board of directors at least 70 days before the first anniversary of the preceding year's annual meeting, or, if the date of the annual meeting is more than 30 days before or 60 days after the anniversary of the preceding year's annual meeting, at least 70 days before the annual meeting, a stockholder's notice will be considered timely, with respect to the nominees for any new positions created by the increase, if it is delivered to the Secretary of the Company within 10 days of the date on which public announcement of the meeting was first made by the Company.

Under the Company's bylaws, to be timely, notice of a stockholder nomination to be made at a special stockholder meeting must be received no less than 60 days nor more than 90 days before a special meeting at which directors are to be elected or within 10 days of the date on which public announcement of the special meeting was first made by the Company.

A stockholder's notice to the Company must set forth all of the following:

- all information required to be disclosed in solicitations of proxies for election of directors, or information otherwise required by applicable law, relating to any person that the stockholder proposes to nominate for election or reelection as a director, including that person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected

- a brief description of the business the stockholder proposes to bring before the meeting, the reasons for conducting that business at that meeting and any material interest of the stockholder in the business proposed

- the stockholder's name and address as they appear on the Company's books and the class and number of shares which are beneficially owned by the stockholder

The chairman of the Company's stockholder meeting will have the power to determine whether the nomination or proposal was made by the stockholder in accordance with the advance notice procedures set forth in the Company's bylaws. If the chairman determines that the nomination or proposal is not in compliance with the Company's advance notice procedures, the chairman may declare that the defective proposal or nomination will be disregarded.

DIRECTOR COMPENSATION

Beginning in June, 2000, all Directors are paid $3,000 per meeting in addition to reasonable travel expenses.

LIMITATION OF LIABILITY AND INDEMNIFICATION

The Company's Articles of Incorporation provide that a director of the Company shall not be personally liable to the Company or any of its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability for:

(a) any breach of the director's duty of loyalty to the Company or its shareholders;

(b) acts or omissions not in good faith or which involve gross negligence, intentional misconduct or a knowing violation of law;

(c) for any unlawful distribution as set forth in the Colorado Model Business Corporation Act of Colorado (the "CMBCA") or (iv) for any transaction from which the director derived an improper personal benefit.

These provisions may have the effect in certain circumstances of reducing the likelihood of derivative litigation against directors. While these provisions may eliminate the right to recover monetary damages from directors in various circumstances, rights to seek injunctive or other non-monetary relief is not eliminated.

FOREIGN CORRUPT PRACTICES ACT

Some of the Company's operations are transacted in Asia. To the extent that we conduct operations and sell our products outside the U.S., we are subject to the Foreign Corrupt Practices Act which makes it unlawful for any issuer to pay or offer to pay, any money or anything of value to any foreign official, foreign political party or foreign political party official or any candidate for foreign political office (foreign official) or any person with knowledge that all or a portion of such money or thing of value will be offered, given, or promised, directly or indirectly, to any foreign official.

We have not made any offers, payments, promises to pay, or authorization of any money or anything of value to any foreign official and have implemented a policy to be followed by our officers, directors, employees and anyone acting on its behalf, that no such payments can and will be made. We have made all employees cognizant of the need for compliance with the Foreign Corrupt Practices Act and any violation of our policy will result in dismissal. Further, we conduct periodic reviews of this policy with all employees to ensure full compliance.

                      ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation awarded to, earned by or paid to our chief executive officer and each executive officer whose compensation exceeded $100,000 for the year ended December 31, 2000.


                        SUMMARY COMPENSATION TABLE

Name and                                          Automobile      Other Annual
Principal Position         Year       Salary($)   Allowance ($)   Compensation($)
-------------------        ---------- ---------   -------------   ---------------
Chief Financial Officer    2000       100,000     6,000           (A)
Gornto,
Jim

Director & President       2000       130,000     8,000           (B)
Grogan,                             (annualized)
Dale                       1999        87,500
                                    (annualized)
                           1998        75,000
                           1997        64,583

Director & CEO             2000       145,605     8,000           (C)
Tucker,                             (annualized)
Randolph                   1999        98,750
                                    (annualized)
                           1998        85,000
                           1997        80,833
____________________________

    (A) Mr. Gornto was granted 1,000 options to purchase Company common stock on 9/15/00 with immediate vesting. These options expire on 9/15/03 and have a strike price of $1.75. Mr. Gornto was also issued 9,000 options to purchase Company common stock on 12/22/00 with immediate vesting. These options expire on the earlier of 12/22/03 or 90 days after termination of employment and have a strike price of $0.25.

     Prior to the merger with Albara Corporation in February 2000, Mr. Gornto had been granted 25,000 options which remain outstanding.
     These options were granted on 4/20/99 with immediate vesting, a strike price of $1.75 and an expiration date of 12/31/03.

   (B) Mr. Grogan has an employment contract with the Company. The contract, dated May 1, 2000, granted a salary of $125,000 with annual 4% increases in September. The contract granted 25,000 shares of stock that were issued in December 2000. Under this contract Mr. Grogan was granted 375,000 options to purchase Company common stock on 9/15/00 with immediate vesting and another 375,000 which vested on January 1, 2001. These options expire on 12/15/05 and have a strike price of $1.00. Additionally, the contract entitles Mr. Grogan to a 1% commission on all investment funds into the Company from May 1, 2000 through May 1, 2001 and a $1,000,000 life insurance policy funded by the Company. For the year ended December 31, 2000, the Company has accrued commissions of $27,911, of which only $22,428 has been paid.

     Mr. Grogan is also entitled to Board of Directors fees for Leapfrog Smart Products, Inc. (LSP) and for Leapfrog Global IC Products, Inc.
     (LGIC). For the year ended December 31, 2000, directors fees of $14,000 and $7,000 were accrued for LSP and LGIC, respectively, of which $14,000 of the LSP fees were paid.

     Mr. Grogan was granted 1,000 options to purchase Company common stock on 9/15/00 with immediate vesting. These options expire on 9/15/03 and have a strike price of $1.75. Mr. Grogan was also issued 15,000 options to purchase Company common stock on 12/22/00 with immediate vesting. These options expire on the earlier of 12/22/03 or 90 days after termination of employment and have a strike price of $0.25.

     Prior to the merger with Albara Corporation in February 2000, Mr. Grogan had been granted the following options which remain outstanding:

     Grant      Vesting    Strike   Expiration   Number of
     Date       Date       Price    Date         Options
     ---------- ---------- -------  -----------  -------------
     10/1/98    10/1/98    $   .25     10/1/01         16,257
     10/1/98    10/1/98    $  1.00     10/1/01         12,317
     12/23/98   12/23/98   $  1.75     12/23/01        15,000
     9/15/99     3/15/01   $  1.00      9/15/04       100,000

   (C) Mr. Tucker has an employment contract with the Company. The contract, dated May 1, 2000, granted a salary of $140,000 with annual 4% increases in September. The contract granted 25,000 shares of stock that were issued in December 2000. Under this contract Mr. Tucker was granted 375,000 options to purchase Company common stock on 9/15/00 with immediate vesting and another 375,000 which vest on January 1, 2001. These options expire on 12/15/05 and have a strike price of $1.00. Additionally, the contract entitles Mr. Tucker to a 1% commission on all investment funds into the Company from May 1, 2000 through May 1, 2001 and a
        $1,000,000 life insurance policy funded by the Company.   For the
        year ended December 31, 2000, the Company has accrued commissions of $27,911, of which none have been paid.

     Mr. Tucker is also entitled to Board of Directors fees for Leapfrog Smart Products, Inc. (LSP) and for Leapfrog Global IC Products, Inc.
     (LGIC). For the year ended December 31, 2000, directors fees of $14,500 and $7,000 were accrued for LSP and LGIC, respectively, of which $9,000 of the LSP fees were paid.

     Mr. Tucker was granted 1,000 options to purchase Company common stock on 9/15/00 with immediate vesting. These options expire on 9/15/03 and have a strike price of $1.75. Mr. Tucker was also issued 15,000 options to purchase Company common stock on 12/22/00 with immediate vesting. These options expire on the earlier of 12/22/03 or 90 days after termination of employment and have a strike price of $0.25.

     Prior to the merger with Albara Corporation in February 2000, Mr. Tucker had been granted the following options which remain outstanding:

     Grant      Vesting    Strike   Expiration    Number of
     Date       Date       Price    Date          Options
     ---------- ---------- -------  -----------   -------------
     10/1/98    10/1/98    $  .25   10/1/01           34,694
     10/1/98    10/1/98    $  .25   10/1/01           15,887
     10/1/98    10/1/98    $ 1.00   10/1/01            3,971
     12/23/98   12/23/98   $ 1.75   12/23/01          15,500
     9/15/99     3/15/01   $ 1.00    9/15/04         100,000


Compensation of Directors

As of June 2000, all directors of the Company are paid $3,000 per meeting in addition to reasonable travel expenses.

Directors' and Officers' Insurance

The Company has purchased liability insurance for the directors and officers of the Company. No part of this premium will be paid by the directors or officers of the Company.

STOCK OPTION PLAN

The Company maintains a stock option plan designed to provide incentives to directors, executive officers and employees of the Company or its subsidiaries and companies wholly owned by these individuals in order to permit those persons to participate in the growth and success of the Company.

Any options so granted will be exercisable at the exercise price and for such period of time as may be determined by the board of directors of the Company and approved pursuant to the requirements of the applicable stock exchange, or if the Company's securities are not listed on a stock exchange, then in accordance with the conditions established by the board of directors of the Company.

INDEBTEDNESS OF DIRECTORS AND SENIOR OFFICERS AND PROMOTERS

No director, senior officer, promoter or other member of management or their respective associates or affiliates have been materially indebted to the Company at any time during the period ended December 31, 2000 or since that date.

EMPLOYMENT AGREEMENTS

The CEO, Randolph Tucker, and the President, Dale Grogan each have employment agreements with the Company. The agreements were both entered into on May 1, 2000 as a continuation of their contracts signed September 15, 1999 and are the same except for the base salary. The base salaries for Tucker and Grogan are $150,000 and $125,000, respectively, with an automatic 4% increase each September 15{th}. The contract term is through April 30, 2003.


The contracts grant 25,000 shares of freely traded stock to each. The contracts each granted 750,000 stock options with a $1.00 strike price that expire on December 31, 2005. Fifty percent of the options vested immediately with the other fifty percent vesting on January 1, 2001.

The contracts grant a cash bonus of five percent (5%) of the Company's income from operations, defined as net income before taxes, minority interests, extraordinary items, amortization of intangible assets, interest on long-term debt and this incentive compensation.

The contract also requires a monthly automobile allowance of $500, appropriate membership dues and subscription fees, payment for outside disability insurance, "piggy back" registration rights for all stock owned, a $1,000,000 term-life insurance policy and one percent (1%) commission for all investment funds into the Company and any of its subsidiaries from May 1, 2000 until May 1, 2001.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth the beneficial ownership of the ownership of Leapfrog Smart Products, Inc. outstanding common stock on December 31, 2000 by:

-    each director and executive officer of the Company

-    all directors and executive officers of the Company as a group, and

- each shareholder who was known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Leapfrog Smart Products, Inc.:


COMMON STOCK
------------------------------------------------------------------------------
NAME AND ADDRESS              NUMBER OF           PERCENT
OF BENEFICIAL OWNER           SHARES              OF CLASS    OPTIONS
------------------------------------------------------------------------------
Ron Breland                      8,800               0.10%       1,025,000
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Dale Grogan                    331,000               3.69%         925,574
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Bruce Starling                 189,858               2.11%          50,000
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Van Staton                     313,629               3.49%          50,000
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Randolph Tucker                520,500               5.80%         936,052
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751


Bill Baker                       7,500                .08%               -
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Dennis Lehr                     25,612                .29%          12,000
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Dr. Les Bromwell                92,843               1.03%          12,000
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Jim Gornto                       3,000               0.03%          35,000
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Perry Dunn                      11,730               0.13%          36,000
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751

Song Ru Hua                    500,000               5.57%               -
C/O Leapfrog
Smart Products, Inc.
1011 Maitland Center Commons
Maitland, FL 32751


Management has advised that they may acquire additional shares of the Company's common stock from time to time in the open market at prices prevailing at the time of such purchases.


          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Company is a party to a Representation Agreement with Selbre Associates, a Maryland corporation, dated April 29, 1999. Ron Breland, a director of the Company, is the owner of over 95% of the outstanding equity of Selbre. Pursuant to that agreement, the Company pays Selbre a consultation fee of $4,000 per month during the two-year term of the agreement, in exchange for which Selbre assists the Company in marketing the Company's products to the Federal government. In addition to the consultation fee, Selbre is eligible to receive stock options to purchase up to 500,000 shares of the Company's Common Stock in the event that certain revenue targets are met by the Company. The agreement is filed herewith as Exhibit 10.7.

We believe that all transactions with our officers, shareholders and each of our affiliated companies have been made on terms no less favorable to our company than those available from unaffiliated parties. In the future, we intend to handle transactions of a similar nature on terms no less favorable to Leapfrog than those available from unaffiliated parties.

No expert named in this prospectus was paid on a contingent basis or had a material interest in the Company or any of its subsidiaries. Likewise, no expert was connected with the Company or any of its subsidiaries as a promoter, underwriter, voting trustee, director, officer or employee.

The Company intends to indemnify its officers and directors to the full extent permitted by Colorado law. Under Colorado law, a corporation may indemnify its agents for expenses and amounts paid in third party actions and, upon court approval in derivative actions, if the agents acted in good faith and with reasonable care. A majority vote of the Board of Directors, approval of the stockholder or court approval is required to effectuate indemnification.

Insofar as indemnification for liabilities arising under the Securities Act, as amended, may be permitted to officers, directors or persons controlling the Company, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in such Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by an officer, director or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such officer, director or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in such Act and will be governed by the final adjudication of such issue.

Transactions between the Company and its officers, directors, employees and affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated parties. Any such transactions will be subject to the approval of a majority of the disinterested members of the Board of Directors.

                 ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

                             INDEX TO EXHIBITS

(a) EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

Exhibit No.    Exhibit
-----------    -------

###  2.1       Agreement and Plan of Merger

##   3(a)      Articles of Incorporation

##   3(b)      Bylaws

#    4(a)      Agreements Defining Certain Rights of Shareholders

#    4(b)      Specimen Stock Certificate

#    10(a)     Pre-incorporation Consultation and Subscription Agreement

##   10.1      Consultation Services Agreement

##   10.2      Legal Services Engagement Agreement

###  10.3      Bleed-Out Agreement

###  10.4      Consulting Agreement

###  10.5      Warrant Agreement

###  10.6      Registration Rights Agreement

#### 16        Letter on Change in Certifying Accountant

#    21        Subsidiaries of the Registrant

x    23(a)     Consent-Legal

xx   27        Financial Data Schedule

x    99.1      Safe Harbor Compliance Statement

-----------------------------
x    filed herewith

xx previously filed with the Company's Annual Report on Form 10-KSB on April 17, 2000

# previously filed with the Company's Definitive Information Statement on Schedule 14C on January 18, 2000.

## previously filed with the Company's Registration Statement on Form S-8 on February 29, 2000

###  previously filed with the Company's Form 8-K dated March 8, 2000

#### previously filed with the Company's Form 8-K dated March 17, 2000

(b) REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the last quarter of the 1999 fiscal year and through the third quarter of the 2000 fiscal year:

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

                              C O N T E N T S
                                 ________


                                                            Page
                                                           NUMBER


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS          F-1


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets                               F-3

  Consolidated Statements of Operations                     F-4

  Consolidated Statements of Changes in Shareholders'
   Equity (Deficit)                                         F-5

  Consolidated Statements of Cash Flows                     F-6

  Notes to Consolidated Financial Statements                F-7

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Leapfrog Smart Products, Inc. and Subsidiaries
(A Development Stage Company)
Maitland, Florida



We have audited the accompanying consolidated balance sheets of Leapfrog Smart Products, Inc. and Subsidiaries (a development stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended and for the period April 11, 1996 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Leapfrog Smart Products, Inc. and Subsidiaries for the years ended December 31, 1997 and December 31, 1998, which reflect a deficit accumulated during development stage of $2,413,005 and which is included in the financial statements presented for the period April 11, 1996 (date of inception) through December 31, 2000. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion insofar as it relates to the amounts included in the cumulative period since April 11, 1996 (date of inception) through December 31, 2000, is based solely on the report of the other auditors.

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

In our opinion, based upon our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Leapfrog Smart Products, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the period April 11, 1996 (date of inception) through December 31, 2000 in conformity with generally accepted accounting principles.

Board of Directors
Leapfrog Smart Products, Inc. and Subsidiaries

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in its development stage and, as discussed in Note 1 to the financial statements, since its inception, the Company has incurred an accumulated deficit of approximately $13,000,000 and as of December 31, 2000, it has a working capital deficit of approximately $2,500,000. Additionally, the Company incurred a net loss of approximately $7,400,000 and had negative cash flows from operations of approximately $4,300,000 in the year ended December 31, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Lovelace, P.A.
Certified Public Accountants

Orlando, Florida
March 8, 2001, except for Note 9,
  as to which the date is April 2, 2001.

 The accompanying notes are an integral part of the financial statements.

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

                        CONSOLIDATED BALANCE SHEETS

                        December 31, 2000 and 1999


                                   ASSETS

                                                     2000          1999
                                                  ----------     ----------
CURRENT ASSETS
  Cash                                            $  107,413     $   18,529
  Accounts receivable                                113,092          6,554
  Inventory                                          122,382         52,639
  Prepaid expenses                                   172,060        219,740
  Notes receivable-related parties                    15,900         26,600
  Other receivables                                    1,980          9,226
                                                  ----------     ----------
                      TOTAL CURRENT ASSETS           532,827        333,288

PROPERTY AND EQUIPMENT, NET                          238,457        267,073

OTHER ASSETS
  Related-party advances                             107,009         43,116
  Notes receivable-related parties                         -          5,000
  Deposits                                            38,136          8,600
  Capitalized software costs, net of
     accumulated amortization of $24,884 and
     $7,600 respectively                             169,137         68,400
  Costs in excess of fair market value of
     assets acquired, net of accumulated
     amortization of $5,500 and $2,500
     respectively                                     24,500         27,500
                                                  ----------     ----------
                                                  $1,110,066     $  752,977
                                                  ==========     ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable                                   $1,452,956     $1,859,049
  Notes payable-related parties                      355,258         75,258
  Accounts payable                                 1,043,453        223,474
  Accrued expenses                                   212,255         99,816
                                                  ----------     -----------
                      TOTAL CURRENT LIABILITIES    3,063,922      2,257,597

MINORITY INTEREST                                          -              -

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Convertible Preferred Stock-no par value;
    10,000,000 shares authorized
   Series A-125,000 and -0- shares issued and
    outstanding                                      480,000              -
   Series F-(aggregate liquidation preference
    of $19,500); 195 and -0- shares isssued and
    outstanding                                       14,625              -
  Common Stock-no par value; 30,000,000 shares
    authorized; 8,977,845 and 5,189,769 shares
    issued and outstanding                        10,488,908      4,006,025
  Deficit accumulated during development stage   (12,937,389)    (5,510,645)
                                                 --------------  ------------
                                                  (1,953,856)    (1,504,620)
                                                 --------------  ------------
                                                 $ 1,110,066     $  752,977
                                                 ==============  ============

The accompanying notes are an integral part of the financial statements.

              LEAPFROG SMART PRODUCTS, INC. AND SUBSIDIARIES
                       (A Development State Company)

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   Years Ended December 31, 2000 and 1999


                                                                     Cumulative
                                                                     From
                                                                     April 11, 1996
                                                                     (Inception)
                                                                     Through
                                 2000                1999            December 31, 2000
                                 ------------        ------------    ------------------
REVENUES                         $  972,724          $   121,533     $   1,853,514
COST OF SALES                       905,805               44,199         1,496,234
                                 ------------        ------------    ------------------
GROSS PROFIT                         66,919               77,334           357,280

OPERATING EXPENSES
 Personnel and related expenses   4,057,722            1,216,809         6,614,471
 Consulting fees                    851,342              392,308         2,075,114
 General and administrative       1,992,186            1,073,256         3,404,854
 Depreciation and amortization       91,810               55,478           223,009
                                 ------------        ------------    ------------------
    TOTAL OPERATING EXPENSES      6,993,060            2,737,851        12,317,448

OTHER INCOME (EXPENSE)
 Other income, net                   40,512                3,095            62,434
 Interest expense                  (367,603)            (433,341)         (859,266)
 Loss on disposal of assets         (23,512)              (6,877)          (30,389)
 Equity interest in loss of
   subsidiary                      (150,000)                   -          (150,000)
                                 ------------        ------------    ------------------
        TOTAL OTHER INCOME (LOSS)  (500,603)            (437,123)         (977,221)
                                 ------------        ------------    ------------------
                    NET LOSS    $(7,426,744)         $(3,097,640)    $ (12,937,389)
                                ============         ============    ================


NET LOSS                        $(7,426,744)         $(3,097,640)    $ (12,937,389)
PREFERRED DIVIDENDS IN
  ARREARS                           (24,494)                   -
                                -------------        ------------

NET LOSS ATTRIBUTABLE TO
  COMMON SHAREHOLDERS           $(7,451,238)         $(3,097,640)
                                =============        =============


BASIC AND DILUTED NET LOSS
  PER COMMON SHARE              $     (1.09)         $     (0.72)
                                =============        ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       6,866,964            4,280,158
                                =============        ============

The accompanying notes are an integral part of the financial statements.

                   CONSOLIDATED STATEMENTS OF CHANGES IN
                      SHAREHOLDERS' EQUITY (DEFICIT)

                                                                    Deficit           Total
                   Preferred Stock            Common Stock          Accumulated       Shareholders'
                    No Par Value              No Par Value          During            Equity
                --------------------       --------------------     Development       (Deficit)
                Shares        Amount       Shares        Amount     Stage
Common Stock
  issued to
  founding
  shareholders
  on April 11,
  1996          -             -            1,414,000    $  168,100  -                 $  168,100

Net loss for
  the period
  ended
  December 31,
  1996          -             -            -               -        (245,429)           (245,429)
                -----------   ----------   ------------  ---------- ----------        ------------
Balance-
  December 31,
  1996          -             -            1,414,000       168,100  (245,429)            (77,329)

Issuance of
  Common Stock  -             -            1,070,846       429,500  -                    429,500

Net loss for
  the year
  ended
  December 31,
  1997          -             -            -               -        (649,827)           (649,827)
                ------------  -----------  -------------  --------- -----------       --------------

Balance-
  December 31,
  1997          -             -            2,484,846       597,600  (895,256)           (297,656)

Issuance of
  Common Stock  -             -            1,066,373       964,811  -                    964,811

Issuance of
  Common Stock
  for Conversion
  of Notes
  Payable       -             -              216,000       216,000  -                    216,000

Net Loss for the
  Year ended
  December 31,
  1998          -             -            -               -       (1,517,749)        (1,517,749)
                -----------   -----------  -------------   ------- -----------        -----------

Balance-
  December 31,
  1998          -             -            3,767,219     1,778,411 (2,413,005)          (634,594)

Issuance of
  Common Stock
  for Cash      -             -              474,879     1,141,504  -                  1,141,504

Issusance of
  Common Stock
  on excerics
  of options    -             -               64,075        16,019  -                     16,019

Issuance of
  Common Stock
  for Services  -             -             424,135       699,995   -                    699,995

Issuance of
  Common Stock
  for Payment
  of Debt       -             -              33,333        50,000   -                     50,000

Issuance of
  Common Stock
  for
  Acquisition
  of Minority
  Interest
  Position in
  Subsidiary    -             -              40,000        30,000   -                     30,000

Issuance of
  Common Stock
  Related to
  Debt
  Financing     -             -             386,128       290,096   -                    290,096

Net Loss for
  the Year ended
  December 31,
  1999          -             -            -              -        (3,097,640)        (3,097,640)
               ------------   ----------   ------------   --------- ---------         -----------

Balance-
  December 31,
  1999          -             -           5,189,769     4,006,025  (5,510,645)        (1,504,620)

Issuance of
  Common Stock
  for Cash      -             -           2,446,310     3,539,107   -                  3,539,107

Issuance of
  Common Stock
  on exercise
  of options    -             -              29,500        66,186   -                     66,186

Intrinsic
  value of
  Options
  Issued to
  Employees     -             -          -              1,167,580   -                  1,167,580

Issuance of
  Common Stock
  and Stock
  Options
  for services  -             -            323,800       887,869    -                    887,869

Issuance of
  Common Stock
  relative to
  debt
  financing     -             -             76,666        62,081    -                     62,081

Issuance of
  Common Stock
  for conversion
  of debentures
  and related
  accrued
  interest      -              -          295,003        774,685    -                    774,685

Issuance of
  Series A
  Preferred
  Stock         125,000      480,000      -              -          -                    480,000

Merger with
  Albara
  Corporation       195       14,625     616,797         (14,625)   -                    -

Net Loss for
  the year
  ended
  December 31,
  2000         -             -            -              -          (7,426,744)       (7,426,744)
               ------------  ----------   ----------    -----------  ---------         ---------
Balance-
  December 31,
  2000          125,195      494,625   8,977,845       10,488,908  (12,937,389)       (1,953,856)
               ============  ========= ==============  ============ ==========
 ===========

The accompanying notes are an integral part of the financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Cumulative
                                                             from
                                                             April 11, 1996
                                                             (inception)
                                                             through
                              2000            1999           December 31, 2000
                              -------------   ------------   -----------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
   Net Loss                   $ (7,426,744)   $ (3,097,640)  $  (12,937,389)
   Adjustments to reconcile
     net loss to net cash
     used in operating
     activities
    Depreciation                    72,568          52,978          198,256
    Depreciation and
      amortization charged
      to cost of sales             12,122           26,338           38,460
    Amortization                   19,242            2,500           21,742
    Assets expensed to
     research and
     development                   28,968                -           28,968
   Loss on disposal of
     assets, net                   23,512            6,877           33,639
   Loss on write-off of
     related party note
     receivable                    -                17,870           17,870

   Common stock issued for
     services and interest        994,886          990,091        2,002,480
   Compensation to employees
     for stock options issued
     below market               1,167,580                -        1,167,580
   Cash provided by (used in)
     change in:
      Accounts receivable        (106,538)          (3,554)        (113,092)
      Related party advances      (63,893)         (39,394)        (107,009)
      Other receivables             7,246           (9,226)          (1,980)
      INventory                   (69,743)         (21,139)        (122,382)
       Prepaid expenses and
        other assets               18,144         (222,130)        (210,196)
      Accounts payable            850,552         (124,199)       1,091,693
      Accrued expenses            180,401           63,630          280,217
      Deferred income                   -          (11,500)               -
      Minority interest                 -           11,018                -
                               -------------     -------------    -----------
           NET CASH USED IN
           OPERATING
           ACTIVITIES          (4,291,697)      (2,357,480)      (8,611,143)


CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property,
     plant and equipment         (107,512)        (143,878)        (537,611)
   Net (increase) decrease in
     notes-receivable-related
     parties                      (13,654)         (17,400)         (63,124)
   Capitalization of software
     costs                       (118,021)         (76,000)        (194,021)
   Proceeds from sale of
     vehicles                           -                -            8,473
                               ------------      --------------   -----------
           NET CASH USED IN
           INVESTING
           ACTIVITIES            (239,187)        (237,278)        (786,283)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of
     notes payable                801,902        1,402,326        3,217,768
   Payments on notes payable     (502,491)         (18,434)        (826,975)
   Proceeds from
     exercise of common stock
     options                       21,250           16,019          469,870
   Proceeds from sales of common
     and preferred stock        4,019,107        1,141,504        6,288,918
   Proceeds from related-party
     borrowings                   280,000           37,300          362,658
   Repayments of related-party
     borrowings                         -           (6,300)          (7,400)
                               ---------------   --------------   ------------
           NET CASH PROVIDED
           BY FINANCING
           ACTIVITIES            4,619,768       2,572,415        9,504,839
                               ---------------   ---------------  ------------
       NET INCREASE
          (DECREASE)
          IN CASH                   88,884         (22,343)         107,413

   CASH AT BEGINNING OF YEAR        18,529          40,872                -
                               ---------------   ---------------  -------------
   CASH AT END OF YEAR         $   107,413          18,529          107,413
                               ===============   ===============  =============

The accompanying notes are an integral part of the financial statements

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 2000 and 1999



NOTE  1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Leapfrog Smart Products, Inc. and Subsidiaries' operations include the design, development, and licensing of Smart card applications and related database management systems and services. The Smart card is a wallet-sized plastic card with an embedded computer chip carrying accessible data that is retrievable on demand and is capable of integrating various functions with security features.

         Leapfrog Smart Products, Inc. ("Leapfrog") was incorporated under the laws of the State of Florida in 1996 originally under the name Telephones! Telephones!, Inc.

         Effective  February  18,  2000,  Albara  Corporation ("Albara"), a
         Colorado corporation, acquired, through its wholly owned subsidiary Leapfrog Merger, Inc., a Florida corporation, 100% of the outstanding common stock of Leapfrog in exchange for 5,350,049 shares of Albara common stock. Additionally, the outstanding stock options of Leapfrog were converted, on a pro rata basis, into 2,434,950 Albara stock options. Prior to the merger, Albara was considered to be a publicly held shell company with no revenues and insignificant expenses, assets and liabilities. Upon completion of the merger, the original shareholders of Albara held 616,797 shares of its common stock and 195 shares of its Series F Preferred Stock. As a result of the exchange, the former shareholders of Leapfrog gained control of Albara. For accounting purposes, the acquisition has been accounted for as a recapitalization of Leapfrog with Leapfrog being treated as the acquiring entity (reverse acquisition) with no goodwill recorded. Accordingly, the historical financial statements prior to
         February 18, 2000 are those of the original Leapfrog Smart Products, Inc. and Subsidiaries with the related shareholders' equity being retroactively restated to reflect the equivalent number of Albara shares received in the merger after giving effect to the differences in par value. In connection with the merger, Albara changed its name to Leapfrog Smart Products, Inc. Leapfrog recorded a charge to general and administrative expenses of $64,000 for direct and other merger related costs pertaining to the merger transaction. Merger transaction costs consisted primarily of fees for legal, investment banking and other related charges.

         Leapfrog owns approximately 95% of the outstanding common stock of Leapfrog Global IC Products, Inc. ("LGIC") and approximately 96% of the outstanding common stock of Conduit Healthcare Solutions, Inc. ("Conduit"). By licensing agreement, LGIC owns all of Leapfrog's technology and distribution rights of its product line outside of North America, except for the territories subsequently granted to Smart Products International Pte., Ltd. The agreement expires in 2009, calls for revenue sharing, and may be terminated if certain performance measures are not met. Conduit was originally incorporated in 1997 under the name Leapfrog Healthcare Products, Inc. Certain employees and consultants of Leapfrog hold stock options to purchase an aggregate of 10% of LGIC at an exercise price of $11,500. These individuals also have the right to receive additional options to purchase up to an additional 48% of LGIC for $48,000 if certain performance measures are met.

NOTE  1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

         ORGANIZATION (CONTINUED)

         Certain employees of and consultants to Leapfrog hold stock options to purchase an aggregate of 17.8% of Conduit at an exercise price of $2,250. In 2000, LGIC created Leapfrog China, Inc., as a wholly owned subsidiary, for the purpose of pursuing opportunities in Asia.

         The consolidated financial statements include the accounts of Leapfrog Smart Products, Inc., Leapfrog Merger, Inc., Conduit Healthcare Solutions, Inc., Leapfrog Global IC Products, Inc. and Leapfrog China, Inc. (collectively, the "Company"). The Company's 50% ownership interest in Smart Products International Pte., Ltd. is accounted for on the equity method. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

         DEVELOPMENT STAGE COMPANY

         Since its inception, the Company's planned principal operations have not yet begun to produce significant revenue; accordingly, the Company is considered to be a development stage enterprise.

         INVENTORY

         Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory is generally comprised of software purchased for resale, Smart cards and accessories, and readers and other parts for installing Smart Card systems.

         PREPAID EXPENSES

         Prepaid expenses consists of the following at December 31, 2000 and 1999:

                        2000       1999
Prepaid consulting     $ 100,103   $ -
Prepaid legal fees       -           186,750
Prepaid license fees      25,760      25,760
Other                     46,197       7,230
                       ---------  ----------
                       $ 172,060   $ 219,740
                       =========  ==========

         In 1999, prepaid legal fees were paid for through the issuance of 150,000 shares of the Company's common stock. The shares were valued at per share prices approximating recent private placement transactions.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years.

NOTE  1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

         INVESTMENT

         During the year ended December 31, 2000, the Company funded approximately $171,000 into a newly formed Singapore company, Smart Products International Pte., Ltd. ("SPI"), for a 50% ownership interest. SPI was formed to market, sell and distribute the Company's software and hardware products throughout the Asia-Pacific region (excluding the Peoples' Republic of China), and also to market and sell those products elsewhere, as stated in the joint venture agreement. SPI is managed and controlled by the 50% shareholder located in Singapore; accordingly, this investment is recorded on the equity method. Activity of SPI since its inception has consisted primarily of start-up activities. In 2000, the Company charged to expense $150,000 for its equity interest in the loss of SPI. The joint venture agreement provides SPI with an exclusive license for the marketing and distribution rights to the Company's core products and core technologies, developed through January 15, 2001, throughout the SPI exclusive territory. The initial term of the license commences May 31, 2001 and is for a period of twenty years.

         SOFTWARE DEVELOPMENT COSTS

         Costs incurred internally in creating a computer software product are charged to research and development expense when incurred until technological feasibility has been established for the product. Research and development expense for the years ended December 31, 2000 and 1999 were $638,832 and $293,643,
         respectively.   Technological  feasibility   is  established  upon
         completion  of  a  detail  program  design  or,  in  its  absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Capitalization of software development costs ceases when the product is available for general release to customers. Costs of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. Capitalized costs are amortized based on current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization expense related to capitalized software costs for the year ended December 31, 2000 and 1999, was $17,284 and $7,600, respectively.

         EXCESS OF COSTS OVER FAIR VALUE OF NET ASSETS ACQUIRED

         During the year ended December 31, 1999, the Company acquired an additional 16% ownership interest in Conduit by issuing 40,000 shares of the Company's common stock to the former minority interest. The shares issued were valued at per share prices approximating recent private placement transactions. The excess of costs over fair value of net assets acquired has been capitalized and is being amortized using the straight-line method over ten years.

         The Company assesses the recoverability of intangible assets, including excess of cost over fair value of assets acquired, if facts and circumstances suggest that their carrying amount may have been impaired. In making its assessment, the Company gives consideration to the undiscounted cash flows from the use of such assets, the estimated fair value of such assets, and other factors that may affect the recovera-bility of such assets. If such an assessment indicates that the carrying value of intangible assets may not be recoverable, the carrying value of intangible assets is reduced.

NOTE  1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

         Unearned Revenue

         Payments received from customers which relate to future periods are deferred and are recognized in the periods in which they are earned.

         REVENUE AND EXPENSE RECOGNITION

         Revenues are generally recognized when the product is delivered to the customer or when the service has been performed and related costs and expenses are recognized when incurred. Contracts for the development of software and installation of the related hardware that extend over more than one reporting period are accounted for using the percentage-of-completion method of accounting. Revenue recognized at the financial statement date under these contracts is that portion of the total contract price that costs expended to date bears to the total anticipated final cost, based on current estimates of cost to complete. Revisions in total costs and earnings estimates during the course of the contract are reflected in the accounting period in which the circumstances necessitating the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized in the financial statements. Costs attributable to contract disputes are carried in the accompanying balance sheet only when realization is probable. Amounts received on contracts in progress in excess of the revenue earned, based upon the percentage-of-completion method, are recorded as deferred revenue and the related costs and expenses incurred are recorded as deferred costs.

         In 2000, the Company entered into a contract with the U.S. General Services Administration ("GSA") to supply GSA with hardware and software products related to Smart Card technologies and applications. Significant portions of these contracts may be fulfilled by subcontractors (the "Subcontractors") authorized by the Company and GSA. Revenues earned under the GSA contract are recorded by the Company at the gross amount billed to GSA and the corresponding cost of sales is recorded at the amount serviced by the Subcontractors under the GSA contract. Revenues and cost of sales recognized under the GSA contract during the year ended December 31, 2000 approximated $589,000 and $567,000, respectively.

         WARRANTY EXPENSE

         The Company estimates future warranty costs based upon the historical relationship of warranty costs to sales. To date, warranty costs have not been significant.

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

NOTE  1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

         NET LOSS PER SHARE OF COMMON STOCK

         The basic and diluted net loss per common share in the accompanying consolidated statements of operations are based upon the net loss after the deduction of preferred dividends in arrears divided by the weighted average number of shares outstanding during the periods presented. Diluted net loss per common share is the same as basic net loss per common share since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of outstanding stock options and the convertible preferred stock and convertible promissory notes would be anti-dilutive.

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

         CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, receivables and related-party advances. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         At December 31, 2000 and 1999, the fair values of cash, receivables, accounts payable and notes payable approximated their carrying values because of their short-term nature.

         CONTINUED OPERATIONS

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
         As shown in the accompanying financial statements during the year ended December 31, 2000 and 1999, the Company incurred losses of approximately $7,400,000 and $3,100,000, respec-tively, and had a deficiency in working capital of approximately $2,500,000 and $1,900,000 at December 31, 2000 and 1999, respectively. These factors, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

NOTE  1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

         LIQUIDITY AND PLAN OF OPERATIONS

         At   December  31,  2000  and  1999,  the  Company  had  cash   of
         approximately $107,000 and $19,000, respectively, and a deficiency in working capital of $2,500,000 and $1,900,000, respectively.

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

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been through the private placement of equity and debt securities. The Company is presently exploring possibilities with respect to raising working capital through additional equity and/or debt financings in the near future. However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to the Company. Based upon its current business plan, the Company believes that it will generate sufficient cash flow through operations and external sources of capital to continue to meet its obligations in a timely manner. If anticipated financing transactions and operating results are not achieved, management has the intent and believes that it has the ability to delay or reduce expenditures so as not to require additional financial resources, if such resources were not available on terms acceptable to the Company. However, there can be no assurance that management's plans can be implemented, or that the Company will continue as a going concern.

         RECLASSIFICATIONS

         Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

NOTE  2 - NOTES RECEIVABLE - RELATED PARTIES

         Notes receivable - related parties consists of the following at December 31, 200 and 1999:

                                                           2000      1999
Unsecured   6%   promissory  notes  from   employee   /
stockholder,  all  principal   and   interest   due  at
maturity, matured December 2000.                          $ 11,000 $ 11,000
Unsecured  6%  promissory note receivable from officer,
all principal and  interest  due  at  maturity, matured
December 2000.                                               1,500    1,500
Unsecured  6% promissory notes receivable from officer,
all principal  and  interest  due  at maturity, matured
December 2000.                                                   -    2,500
Unsecured    6%   promissory   note   receivable   from
employee/stockholder,  monthly interest payments of $50
beginning in March 2000,  with  all remaining principal
and interest due December 2000.                                  -    8,200
Unsecured    6%   promissory   note   receivable   from
employee/stockholder,  monthly  principal  and interest
payments of $400 beginning in February 2000,  with  all
remaining principal and interest due March 2001.                 -    5,000
Unsecured  6% promissory note receivable, principal and
interest due October 2000.                                   3,400    3,400
                                                           -------  -------
                                                            15,900   31,600
Less current portion                                       (15,900) (26,600)
                                                           -------  -------
    Total notes receivable - related parties               $     -  $ 5,000
                                                           =======  =======


NOTE  3 - RELATED PARTY - ADVANCES

         During  1998,  the  Company  advanced  an  officer  of the Company
         approximately   $5,000.    During   2000,   the  Company  advanced
         approximately an additional $6,000, which remains unpaid.

         In 1999, the Company advanced a related entity approximately $38,000. In 2000, the Company advanced the related party approximately an additional $42,000. Of the total amount advanced, $15,000 was satisfied in 2000. The unpaid balance at December 31, 2000, is approximately $65,000.

         In 2000, the Company advanced SPI approximately $21,000 for working capital needs.

NOTE  4 - PROPERTY AND EQUIPMENT, NET

         Property and equipment, net at December 31, 2000 and 1999, consists of the following:

                                                  2000       1999
Computer equipment                               $ 194,016  $ 196,187
Software                                            74,598     60,350
Furniture and equipment                            155,781    147,617
Leasehold improvements                               8,767     -
Other                                                4,250     -
                                                 ---------  ----------
                                                   437,412    404,154
Less accumulated depreciation and amortization    (198,955)  (137,081)
                                                 ---------  ----------
     Property and equipment, net                 $ 238,457  $ 267,073
                                                 =========  ==========


NOTE  5 - NOTES PAYABLE

         Notes payable, substantially all of which were past due, consists of the following at December 31, 2000 and 1999:

                                                      2000         1999
Unsecured debentures,  interest  at  12%  payable
quarterly,  originally  matured  in 1999.  During
1999,  a  portion  of  these notes were  extended
through January 2000.  The  Company  is currently
attempting  to  renegotiate an extended  maturity
date on these notes (see Note 9).                   $ 697,000   $ 1,152,326
Notes  payable,  interest   at   12%  per  annum,
principal and interest matured in  January  2000,
collateralized by all assets.                         200,000       250,000
Note  payable  to financial institution, interest
due in monthly installments  at  prime plus 1.5%,
guaranteed by certain stockholders  and officers,
collateralized  by  all  assets  of  the Company,
matures in February 2001.                             100,000             -
Unsecured notes payable, matured in September and
October  1999,  default  interest  at  10.75% per     100,000       100,000
annum.
Notes  payable to financial institution, interest
due in monthly  installments  at  prime  plus 1%,
guaranteed  by certain stockholders and officers,
collateralized by all assets of the Company, past
due as of December 31, 2000.                                -       350,000
Unsecured  convertible  debentures,  interest  at
12%, matured in March 2000.                           100,000             -
Unsecured note  payable  to shareholder, interest
at 10%, matures in May 2001.                          100,000             -
Unsecured  convertible  debentures,  interest  at
prime plus 10%, matured in August 2000.               150,000             -
Other unsecured notes payable.                          5,956         6,723
                                                    ----------  -----------
                                                    1,452,956     1,859,049
Less current portion                               (1,452,956)   (1,859,049)
                                                   -----------  -----------
    Total notes payable - long term                 $       -   $         -
                                                   ===========  ===========

NOTE  5 - NOTES PAYABLE (Continued)

         Notes payable - related parties consists of the following at December 31, 2000 and 1999:

                                                          2000       1999
Unsecured  note  payable  to  an officer and director,
interest at 8%, matures June 30, 2001.                   $ 140,000  $     -
Unsecured  note  payable  to  former   Board   member,
interest at 15% per annum, principal and interest past
due in May 2000.                                           100,000        -
Unsecured  notes  payable  to  former Board member and
stockholder, interest at 8% - 10% per annum, principal
and interest past due in June 2000 and December 2000.
                                                            90,258   50,258
Unsecured, noninterest-bearing promissory note payable
to former Board member, no specified maturity date.
                                                            10,000   10,000
Other  unsecured  notes payable, interest  at  6%  per
annum, principal and  interest  past  due  in November
1998 and January 1999.                                      15,000   15,000
                                                         --------- --------
    Total notes payable - related parties                  355,258   75,258
Less current portion                                      (355,258) (75,258)
                                                         --------- --------
    Total notes payable - related parties -
      long term                                          $ -        $ -
                                                         ========= =========

         Cash paid for interest during 2000 and 1999, was approximately $68,000 and $46,000, respectively.


NOTE  6 - SHAREHOLDERS' EQUITY

         PRIVATE PLACEMENTS

         During the year ended December 31, 2000, the Company issued 2,446,310 shares of its common stock in private placements at per share prices ranging from $1.00 to $4.00. The Company received $3,539,107 in net proceeds from these private placements. Related commissions paid to officers of the Company during the year ended December 31, 2000, approximated $86,000.

         During the year ended December 31, 1999, the Company issued 474,879 shares of its common stock in private placements at per share prices ranging from $0.88 to $3.50. The Company received $1,141,504 in net proceeds from these private placements.

         OTHER ISSUANCES OF COMMON STOCK

         During the years ended December 31, 2000 and 1999, the Company issued 323,800 and 424,135 shares of its common stock, respectively, plus options, as payment for various consulting services related to legal, finance and merger related services. The shares issued were valued at per share prices approximating recent private placement transactions. The options were valued using the Black-Scholes Option Valuation Model, or the cash value of the service received.

         During the years ended December 31, 2000 and 1999, the Company issued 295,003 and 33,333 shares of its common stock, respectively, in satisfaction of certain notes payable, related interest charges and other payables if objectionably determinable.

         As an incentive to several investors in debentures, 76,666 and 386,128 shares of stock were issued for a dollar value of $62,081 and $290,096 during the years ended December 31, 2000 and 1999, respectively.

         CONVERTIBLE PREFERRED STOCK

         In March 2000, the Company issued 125,000 shares of Series A Convertible Preferred Stock at $4 per share and received net proceeds of $480,000. The holders of the Series A Preferred Shares are entitled to cumulative dividends at the rate of 6% per annum. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock at the election of the holder thereof. The Company may require mandatory conversion of all, but not less than all, of the Series A Preferred Shares on or after the first anniversary of the initial sale if certain stock trading prices are attained or if there is a reorganization of the Company involving an exchange of its common stock for shares of a United States domiciled corporation, the shares of which are traded on a national exchange or on the NASDAQ National Market System. The Company may not issue additional Series A Convertible Preferred Stock or warrants, options or other rights to acquire Series A Convertible Preferred Stock without the prior written approval of holders of at least two-thirds of the outstanding Series A Preferred shares under this issuance. For as long as at least 50% of the Series A Convertible Preferred Shares are outstanding, the holders thereof may elect one board member to the Company's Board of Directors. Unpaid and undeclared dividends in arrears as of December 31, 2000, was $24,494.

         The shares issued to Albara shareholders consisted of 616,797 shares of common stock and 195 shares of Series F Preferred Stock. The Series F Preferred Stock is non-voting and the holders thereof are entitled to receive dividends on a pro rata basis with holders of common stock. These holders are entitled to a $100 per share preference on any liquidation of the Company and shall share pro rata with the common shareholders in any remaining amounts distributed. Each share is convertible into 15 shares of common stock.

         PURCHASE OF MINORITY INTEREST

         During the year ended December 31, 1999, the Company acquired an additional 16% ownership interest in Conduit Healthcare Solutions, Inc. by issuing 40,000 shares of the Company's common stock to the former minority interest. The shares issued were valued at per share prices approximating recent private placement transactions.

         AUTHORIZED SHARES

         In August 1999, the shareholders of the Company approved the increase in the number of authorized shares of the Company's stock from 5,000,000 to 6,000,000. As a result of its merger with Albara in February 2000, the Company's authorized shares of no par value common stock increased to 30,000,000 and its authorized shares of no par value preferred stock increased to 10,000,000.

         STOCK OPTIONS

         Activity related to the Company's stock options during the years ended December 31, 2000 and 1999, was as follows:

                          OUTSTANDING OPTIONS
                        ----------------------------
                                       WEIGHTED
                        NUMBER OF      AVERAGE
                         SHARES        EXERCISE PRICE
DECEMBER 31, 1998         427,082       $1.08
Grants                  1,098,546       $1.42
Exercises                 (64,075)      $0.26
Cancellations             (26,603)      $1.15
                        ------------   --------------
DECEMBER 31, 1999       1,434,950       $1.33
Grants                  3,383,000       $2.12
Exercises                 (29,500)      $0.72
Cancellations             (54,000)      $0.93
                        ------------   --------------
DECEMBER 31, 2000       4,734,450       $1.90
                        ============
Options Exercisable at
  December 31, 2000     2,997,867       $1.80
                        ============

         The intrinsic value recorded for options issued to employees during the year ended December 31, 2000, was $1,167,580.

         The range of exercise prices for options outstanding at December 31, 2000 was $.25 to $7.00. The following table summarizes information about options outstanding at December 31, 2000:

                                 OUTSTANDING OPTIONS
                                 -------------------
                                        WEIGHTED
                                         AVERAGE         WEIGHTED
                          NUMBER OF    CONTRACTUAL        AVERAGE
RANGE OF EXERCISE PRICES   SHARES    LIFE (IN YEARS)  EXERCISE PRICE
    $0.25                  350,674       2.5              $0.25
   $1.00                 2,081,230       4.2              $1.00
   $1.75                   977,546       1.6              $1.75
   $3.50                 1,000,000       9.1              $3.50
   $4.00 - $7.00           325,000       2.0              $4.92
                         ---------
                         4,734,450                        $1.90
                         =========

                           EXERCISABLE OPTIONS
                           -------------------
                                          WEIGHTED
                            NUMBER OF     AVERAGE
RANGE OF EXERCISE PRICES    SHARES        EXERCISE PRICE
    $0.25                     350,674      $0.25
   $1.00                    1,051,230      $1.00
   $1.75                      889,296      $1.75
   $3.50                      480,000      $3.50
   $4.00 - $7.00              216,667      $4.69
                            -----------
                            2,997,867      $1.80
                            ===========

         The Company has an Incentive Stock Option Plan that allows for the issuance of up to 350,000 shares thereunder. No options were issued and outstanding under this plan as of December 31, 2000 and 1999.
                                   F-15

         The Company accounts for its options and warrants according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, if options or warrants are granted to employees or for services and other consideration with an exercise price below the fair market value on the date of the grant, the difference between the exercise price and the fair market value is charged to operations. The fair value of the options granted during the fiscal years ended December 31, 2000 and 1999, reported below, has been estimated at the dates of grant using the Black-Scholes Option Valuation Model with the following assumptions:

                          2000  1999
Expected life (in years)
                          6.2   3.7
Risk-free interest rate
                          8.0%  8.0%
Volatility
                          103%  340%
Dividend yield
                          0.0%  0.0%

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                              2000          1999
Pro forma net loss         $ (9,351,000)   $ (4,983,000)
Pro forma loss per share   $ (1.36)        $ (1.16)

         The effects on pro forma disclosures of applying SFAS 123 are not necessarily indicative of the effects on pro forma disclosures of future years.

         WARRANTS

         On January 31, 2000, a warrant was issued, which was effective on February 18, 2000, to the former majority shareholder of Albara for the right to purchase 500,000 shares of common stock at $3.50 per share on or after April 30, 2000. The warrant expires on January 31, 2010. The warrant provides that the exercise price of $3.50 shall be adjusted to $.035 in the event the Company has not closed an equity offering raising an aggregate of at least $2,500,000 by July 16, 2000. This warrant is currently in dispute (see Note 8).

         On  September  1, 2000, 142,857 warrants were issued as part of  a
         common stock sale.   These  warrants  can  be  exercised at $1.625
         price per share until March 1, 2001.

         On August 8, 2000, 100,000 warrants were issued as part of a common stock sale. These warrants were exercisable at $2.50 price per share until November 8, 2000. These warrants were not exercised by the expiration date.

        NOTE  7 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999, are approximately as follows:

                                2000         1999
Deferred tax liabilities      $ (142,000) $  (20,000)
Deferred tax assets              549,000     122,000
Net operating losses           4,427,000   1,849,000
                              ----------- -----------
     Deferred tax assets,
net of                         4,834,000   1,951,000
       tax liabilities
Less valuation allowance      (4,834,000) (1,951,000)
                              ----------- -----------
     Net deferred taxes       $        -  $        -
                              =========== ===========

         As of December 31, 2000, the Company had a net operating loss carryforward of approximately $11 million available to offset future taxable income. The net operating loss carryforward expires through the year 2019. This net operating loss does not include amounts related to Albara prior to the merger, as certain records have not been provided by Albara (see Note 9). Management does not believe that there would be an adverse affect on the financial statements if this information were made available. Additionally, under U.S. federal tax laws, certain changes in ownership of a company may cause severe limitations on future utilization of these loss carryforwards. The Company has established a valuation allowance to fully offset all deferred tax assets, as their future realization is uncertain.

         Differences between the Company's effective income tax rate and the federal statutory rate at December 31, 2000 and 1999, are primarily due to the deferred tax asset valuation allowance.


NOTE  8 - COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company leases office space and office equipment under noncancelable operating lease agreements, which expire through June 2005.

         Future minimum rental payments required under these leases are approximately as follows:

 YEAR ENDING
December 31,                        Amount
    2001                          $ 289,000
    2002                            268,000
    2003                            260,000
    2004                            261,000
    2005                             64,000
                                  -----------
             Total future minimum
             rental payments     $1,142,000
                                 ===========

         Total rent expense incurred under these leases approximated $271,000 and $87,000 for the years ended December 31, 2000 and 1999, respectively.

         EMPLOYMENT AGREEMENTS

         The Chief Executive Officer and the President each have employment agreements with the Company. The agreements were entered into on May 1, 2000, as a continuation of their employment agreements signed September 15, 1999 and are the same except for the base salary. The aggregate base salaries under these agreements is $275,000, with an automatic 4% increase each September 15{th}. The agreements expire April 30, 2003.

         The agreements grant 25,000 shares of freely traded stock to each. The agreements each granted 750,000 stock options with a $1.00 strike price that expire on December 31, 2005. Fifty percent of the options vested immediately with the other 50% vesting January 1, 2001.

         The agreements grant a cash bonus of 5% of the Company's income from operations, defined as net income before taxes, minority interests, extraordinary items, amortization of intangible assets, interest on long-term debt and this incentive compensation.

         The agreements also require a monthly automobile allowance of $500, appropriate membership dues and subscription fees, payment for outside disability insurance, "piggy back" registration rights for all stock owned, a $1,000,000 term-life insurance policy and 1% commission for all investment funds into the Company and any of its subsidiaries from May 1, 2000 until May 1, 2001. Approximately $56,000 in commissions were earned under these agreements during the year ended December 31, 2000.

         CHINESE JOINT VENTURE

         In  November  1999,  the  Company  entered into an agreement to form a joint venture with Top Group, ("TOP") a Chinese corporation registered in Chengdu, P.R. China. The Company's interest in the joint venture was to be held by its wholly owned subsidiary Leapfrog China, Inc. The purpose of Joint Venture Company was to adapt the Company's products for application to suitable governmental and
         private  sector  markets  in  the  Asia-Pacific Region.   Leapfrog
         China, Inc. will be responsible for  all approved costs associated with the registration and protection of  the intellectual property and related technology rights, as well as certain other costs.  In
         2000,   the   Company   incurred   difficulty  in  launching   its
         manufacturing,   sales  and  marketing  programs,   as   well   as
         disagreements with  TOP.   Accordingly,  operations  of this joint
         venture have not been significant and primarily consist  of start-
         up  costs, travel and research and development.  The Company  has, for all practical purposes, ceased its participation in this joint venture and is considering the dissolution thereof and is seeking
         a  new strategic  joint  venture  partner  in  China.   All  costs
         incurred by the Company related to this joint venture have been expensed in the accompanying financial statements.

         GUARANTY

         In July 1999, the Company guaranteed a $150,000 promissory note of three of its officers and/or shareholders (the "Group"). The balance on this note as of December 31, 2000 was $150,000 and was due September 2000. The Group has pledged 200,000 shares of Company's common stock owned by the Group as collateral for the promissory note. Due to the absence of any market for this guaranty and the related-party nature, management believes that the fair value of this guaranty would not be material and the estimation thereof would not be practicable.

         CONSULTING AGREEMENT WITH RELATED PARTY

         In April 1999, the Company entered into a two-year marketing consulting agreement with a member of the Company's Board of Directors. The agreement provides for the Company to compensate the consultant as follows: $4,000 per month, 240,000 stock options and up to 260,000 additional stock options if certain revenue targets are achieved by the Company. The consultant's partner has the same options granted to him. The exercise price for all options shall be at a per share price of $3.50. The term of the options shall be ten years from the grant date. Past due consulting fees may be converted into the Company's common stock at the conversion rate of $2.50 per share. Expenses incurred under this agreement during the years ended December 31, 2000 and 1999, approximated $69,000 and $43,000, respectively. During 1999, approximately $11,500 was paid to the consultant and an additional $22,000 was paid through the issuance of 8,800 shares of the Company's common stock. As of December 31, 2000 and 1999, approximately $61,000 and $13,000, respectively, was due to the related party.

         LITIGATION

         Real Provencher v. Leapfrog Smart Products, Inc. f/k/a Albara Corporation, and American Securities Transfer Incorporated was filed in the U.S. District Court for the Southern District of Texas, Houston Division. Plaintiff, a shareholder of the Company, has filed the following claims against the Company: 1) the Company breached its statutory duty to register and transfer Plaintiff's shares in the Company; 2) the Company violated his statutory right under Rule 144 of the Securities Act of 1934 to terminate restrictions to sell his shares; 3) the Company committed common law and statutory fraud; 4) breach of contract under a Bleed Out Agreement; and 5) tortuous interference with Plaintiff's contract to sell 77,300 shares of stock. Plaintiff has alleged actual damages of $2,576,000 plus attorney's fees, and pre- and post-judgment interest.

         The Company filed a lawsuit  styled  Leapfrog Smart Products, Inc.
         v. Real Provencher , in the U.S. District Court of the Middle District of Florida, Orlando Division, with the following claims:
         1) breach of contract under a Consulting Agreement; 2) breach of contract under the terms of a Bleed Out Agreement; 3) violation of Rule 16 of the Securities Act of 1934; 4) fraudulent misrepresenta-tion and common law fraud; and 5) violation of Rule 144 of the Securities Act of 1934. The Company alleged compensatory damages, costs, and further relief, as the court finds appropriate. The Florida Court has transferred venue to the U.S. District Court for the Southern District of Texas, Houston Division, and the two cases have been consolidated.

         As part of a consulting agreement with Provencher, a warrant with an effective date of February 18, 2000 was issued for the right to purchase 500,000 shares of common stock at $3.50 per share on or after April 30, 2000. The warrant expires on January 31, 2010. The exercise price of $3.50 was to be adjusted to $0.035 in the event the Company did not close an equity offering raising an aggregate of at least $2.5 million by July 16, 2000, which did not occur. Although Provencher has not attempted to exercise the warrants, as part of the lawsuit the Company is attempting to have the warrants declared null and void due to the alleged non-performance under the consulting agreement.

         Discovery is underway in the case. Some settlement discussions have begun but no settlement has occurred at this time. The Company is unable to determine the likelihood of an unfavorable outcome in this case and is not able to estimate the potential loss to the Company at this time. Accordingly, the financial statements include no provision or liability related to the ultimate outcome of this matter.

         The Company is also seeking certain financial records of Albara for the period prior to the merger; however, management does not believe the production of such records will have a significant impact, if any, on the financial statements.

         The Company was party to a lawsuit brought by Publicard, Inc. regarding the repayment of $100,000 in notes due to them from the Company. It was the Company's position that although these notes were recorded with interest accruing, the notes should be offset with certain costs incurred by the Company. This lawsuit was settled on February 2, 2001, requiring that the Company repay $90,000 in nine $10,000 monthly installments beginning February 2001.

         The lessor of the Company's former office space has sued the Company for breach of contract and lien foreclosure based on the Company's breach of lease and failure to pay rent. Damages requested are $270,400, plus attorney's fees and costs. The Company has brought a counter suit against the lessor for a declaratory action, breach of lease, Tortious interference with an advantageous business relationship, and breach of good faith and fair dealings regarding reletting of the property. The Company has accrued a insignificant portion of the lessor's claims in an amount equal to the unpaid lease payments that would have been due under the lease through December 31, 2000. No other amounts have been recorded in the accompanying financial statements for this uncertainty, as management cannot reasonably estimate the ultimate outcome.

         The Company is party to various other legal proceedings; however, management does not believe the ultimate outcomes to any of these actions will have a material impact to the Company's financial position.


NOTE  9 - SUBSEQUENT EVENTS

         On April 2, 2001, the Company entered into an agreement for the sale of approximately 82% of Conduit with closing to be within 120 days, with a two-year right-of-first refusal to purchase the remaining shares of Conduit held by the Company at an equivalent price per share. The sale of Conduit includes licensing rights for the Company's software assets solely related to the healthcare industry in the United States, which includes, but is not limited to hospitals, physician offices, pharmacies, insurance companies, managed care organizations, clinics, dental offices, chiropractic, podiatry, ocular health, governmental healthcare agencies, providers and payors, ambulances, nursing homes, and home healthcare agencies. In exchange for selling the controlling interest in Conduit, the purchaser will pay the Company $510,000 and provide Conduit with $1.9 million to fund its ongoing business, as well as guaranteeing software development fees of $3 million pursuant to the terms of a software development agreement, which Conduit and the Company executed in connection with the stock purchase agreement. The purchaser is required to pay the Company $250,000 by May 29, 2001. Between that date and closing, the purchaser will pay the Company not less than 20% of all cash collected, up to a maximum of $510,000, including the $250,000 paid by May 29, 2001, in any private offering of Conduit's securities undertaken to satisfy the purchaser's obligation to provide the Conduit funding. The balance, if any, will be paid at closing. The future exercise of any outstanding options of Conduit as of April 2, 2001 would be the obligation of the Company to satisfy.

         In March 2001, Leapfrog Merger, Inc. changed its name to Leapfrog Smart Products, Inc.

         In February 2001, the Company issued a note to a shareholder and noteholder for $2 million to be funded in various installments from January 25, 2001 through May 15, 2001. Through April 3, 2001, the Company has received approximately $1.5 million of this funding. The note is secured by all assets of the Company. Interest accrues at 12% and is due and payable quarterly beginning July 1, 2001. The note matures on July 1, 2002. The note or any portion thereof, is convertible into shares of the Company's common stock at the rate of $1.00 per share. As part of this financing agreement, the noteholder received an option to purchase up to 1,000,000 shares of the Company's common stock at $1.00 per share through June 30, 2002.

         Proceeds from this note were used to repay the $200,000 remaining balance on a note that was secured by all assets of the Company that was due in January 2000.

         The Company is currently renegotiating the terms of much of the outstanding debt. The $100,000 note with the bank has been extended until October 1, 2002. Many of the debenture holders agreed to take new notes in place of debentures. Notes have been issued that brought $477,000 of the debentures outstanding at December 31, 2000 current. The majority of the new notes call for repayment of the principal and interest over 24 month periods either beginning in March or August 2001.

         On January 16, 2001, the Board of Directors approved employment contracts with three key employees. The terms of the contracts extend to dates ranging from January 24, 2002 to September 30, 2003. The agreements call for aggregate salaries of $390,000 with annual 4% increases. These agreements call for the issuance of an aggregate of 1,100,000 stock options to purchase common stock of the Company. The options all have a strike price of $1.00 each with various vesting dates through January 1, 2002 and expiration dates ranging from January 16, 2004 through December 31, 2005. The other material provision to one of the contracts involves the payment of a cash bonus equal to 1% of the Company's net profits, defined as net earnings before insurance, taxes and amortization. Another contract requires the payment of a cash bonus equal to 4% of the Company's income from U.S. operations, defined as net income before taxes, minority interests, extraordinary items, amortization of intangible assets, interest on long-term debt and any incentive compensation to employees.

                               SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEAPFROG SMART PRODUCTS, INC.

By:  /s/ Les Bromwell
------------------------------
Les Bromwell, CEO and President

Date: April 16, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.


                            POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Randolph Tucker, his true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution, for then and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

This power of attorney may be executed in counterparts.

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                  TITLE                  DATE
------------------------- ----------------------- -------------

/s/ Les Bromwell           CEO & President         April 16, 2001
-------------------------
Les Bromwell

/s/ Jon Gerster            CFO                     April 16, 2001
-------------------------
Jon Gerster