Form 10QSB
period 2001-03-31
LEAPFROG SMART PRODUCTS INC
filed 2001-05-18
CIK 831669

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the three months ended MARCH 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [  ]

State issuer's revenues for its most recent fiscal year:

December 31, 2000 - $972,724

As of March 31, 2001, 9,011,845 shares of the issuer's
Common Stock were outstanding.

                        ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

The unaudited condensed financial statements of Leapfrog Smart Products, Inc. for the three months ended March 31, 2001 and 2000 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period represented.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended December 31, 2000.


                        INDEX TO FINANCIAL STATEMENTS
                                   ________



                                                                         Page
                                                                        Number



UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Condensed Balance Sheets - March 31, 2001 and
    December 31, 2000                                                       3

  Consolidated Condensed Statements of Operations - Quarters ended
    March 31, 2001 and March 31, 2000 and for the Period April 11, 1996
    (Date of Inception) Through March 31, 2001                              4

  Consolidated Condensed Statements of Changes in
  Stockholders' Equity (Deficit)
    - Quarters ended March 31, 2001 and March 31, 2000                      5

  Consolidated Condensed Statements of Cash Flows  - Quarters ended
    March 31, 2001 and March 31, 2000 and for the Period April 11, 1996
    (Date of Inception)Through March 31, 2001                               7

  Notes to Consolidated Financial Statements                                8

             LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                        (A Development Stage Company)

               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                            March 31, 2001  December 31, 2000
CURRENT ASSETS
     Cash                                   $     55,054    $     107,413
     Accounts receivable                          89,493          113,092
     Inventory                                   121,863          122,382
     Prepaid expenses                            102,276          172,060
     Notes receivable - related party              4,900           15,900
     Other receivables                               760            1,980
          TOTAL CURRENT ASSETS                   374,346          532,827

PROPERTY AND EQUIPMENT, NET                      247,031          238,457

OTHER ASSETS
     Related-party advances                       99,529          107,009
     Deposits                                     38,136           38,136
     Capitalized software costs,
      net of accumulated amortization
      of $28,684 and $24,884                     186,195          169,137
     Costs in excess of fair market value
      of assets acquired, net of accumulated
      amortization of $6,250 and $5,500           23,750           24,500


                                            $    968,987    $   1,110,066

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable - current portion        $    976,964    $   1,452,956
     Notes payable - related party               344,608          355,258
     Deferred Income                              22,449                -
     Accounts payable                            966,016        1,043,453
     Accrued expenses                            273,265          212,255

          TOTAL CURRENT LIABILITIES            2,583,302        3,063,922

LONG-TERM PORTION OF NOTES PAYABLE, NET        1,460,485                -

               TOTAL LIABILITIES               4,043,787        3,063,922


STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock - no par value;
      30,000,000 shares authorized;
      9,011,845 and 8,977,845 shares
      issued and outstanding                  10,676,467       10,488,908
     Convertible preferred stock -
      no par value per share;
      10,000,000 shares authorized;
      Series A- 125,000 shares issued
      and outstanding                            480,000          480,000
      Series F- (aggregate liquidation
      preference of $19,500), 195 shares
      issued and outstanding                      14,625           14,625
     Deficit accumulated during
      development stage                      (14,245,892)     (12,937,389)

                                              (3,074,800)      (1,953,856)
                                            $    968,987   $    1,110,066

See Accompanying Notes

             LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                         (A Development Stage Company)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Cumulative
                                                                          From
                                                                          April 11,
                                                                          1996
                                             Quarter        Quarter       (Inception)
                                             Ended          Ended         Through
                                             March 31,      March 31,     March 31,
                                             2001           2001          2001
                                             -------------  ------------  -------------


REVENUES                                     $     293,738  $     22,343  $     2,147,252
COST OF SALES                                      279,372        29,349        1,775,606

          GROSS PROFIT (LOSS)                       14,366        (7,006)         371,646

OPERATING EXPENSES
  Personnel and related expenses                   774,436       636,617        7,388,907
  Consulting fees                                  117,130        71,248        2,192,244
  General and administrative                       360,000       452,586        3,764,854
  Depreciation and amortization                     21,738        22,499          244,747

          TOTAL OPERATING EXPENSES               1,273,304     1,182,950       13,590,752

OTHER INCOME (EXPENSE)
  Other income, net                                 21,090        38,895           83,524
  Loss on disposal of assets                                                      (30,389)
  Equity interest in loss of subsidiary                                          (150,000)
  Interest expense                                 (70,655)     (130,637)        (929,921)
                                                   (49,565)      (91,742)      (1,026,786)
          NET LOSS                           $  (1,308,503) $ (1,281,698) $   (14,245,892)
Dividends on preferred stock (undeclared)           (7,397)       (1,890)

Net loss attributable to common shareholders $  (1,315,900) $ (1,283,588)

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                               $       (0.15) $      (0.23)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        8,983,578     5,598,332


See Accompanying Notes

             LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                         (A Development Stage Company)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)


                                                                 Deficit
                                                                 Accumulated     Total
                       Common Stock         Preferred Stock      During          Stockholders
                       No Par Value           No Par Value       Development     Equity
                    Shares     Amount       Shares    Amount     Stage           (Deficit)


BALANCE-
DECEMBER 31, 2000   8,977,845  $10,488,908   125,195  $ 494,625  $ (12,937,389)  $ (1,953,856)

ISSUANCE OF COMMON
STOCK AND OPTIONS
FOR SERVICES AND
INTEREST               30,000      186,559         -          -              -        186,559

ISSUANCE OF COMMON
STOCK ON EXERCISE
OF OPTIONS              4,000        1,000         -          -              -          1,000

NET LOSS                    -            -         -          -     (1,308,503)    (1,308,503)

BALANCE -
MARCH 31, 2001      9,011,845  $10,676,467   125,195  $ 494,625  $ (14,245,892)  $ (3,074,800)


See Accompanying Notes

             LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                         (A Development Stage Company)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                                                                 Deficit
                                                                 Accumulated    Total
                       Common Stock         Preferred Stock      During         Stockholders
                       No Par Value           No Par Value       Development    Equity
                    Shares     Amount       Shares    Amount     Stage          (Deficit)



Deficit
Accumulated

BALANCE -
DECEMBER 31, 1999   5,189,769  $ 4,006,025          -          -  $(5,510,645)  $ (1,504,620)

MERGER TRANSACTION
WITH ALBARA
CORPORATION           616,797      (14,625)       195 $   14,625            -              -

ISSUANCE OF COMMON
AND PREFERRED STOCK
FOR CASH              211,000      838,500    125,000    480,000            -      1,318,500

ISSUANCE OF COMMON
STOCK FOR SERVICES     51,000      103,500          -          -            -        103,500

ISSUANCE OF COMMON
STOCK FOR PAYMENT
OF DEBT                 2,500        6,500          -          -            -          6,500

ISSUANCE OF COMMON
STOCK RELATED TO
DEBT FINANCING         75,000       56,250          -          -            -         56,250

NET LOSS                    -            -          -          -   (1,281,698)    (1,281,698)

BALANCE -
MARCH 31, 2000      6,146,066  $ 4,996,150    125,195 $  494,625  $(6,792,343)  $ (1,301,568)


See Accompanying Notes

             LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                         (A Development Stage Company)

          UNAUDITED CONDENSEDCONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Cumulative
                                                                          From
                                                                          April 11,
                                                                          1996
                                             Quarter        Quarter       (Inception)
                                             Ended          Ended         Through
                                             March 31,      March 31,     March 31,
                                             2001           2001          2001
                                             -------------  ------------  -------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $ (1,308,503)  $ (1,281,698) $(14,245,892)
  Reconciliation of net loss to net cash
   used in operating activities
     Depreciation                                  17,188         17,949       215,444
     Depreciation and amortization charged
     to cost of sales                                   -         11,080        38,460
     Amortization                                   4,550          4,550        26,292
     Assets expensed to research and
     development                                        -              -        28,968
     Loss on disposal of assets, net                    -              -        33,639
     Loss on write-off of related party
     note receivable                                    -              -        17,870
     Gain on write-off of notes payable           (20,000)             -       (20,000)
     Employee compensation for options
     issued below market                                -              -     1,167,580
     Common stock and options issued for
     services and interest                        156,559        166,250     2,159,039
     Discount on issuance of debt                (147,633)             -      (147,633)
     Cash provided by (used in) change in:
       Accounts receivable                         23,599          1,844       (89,493)
       Related party advances                       7,480        (46,168)      (99,529)
       Other receivables                            1,220          6,873          (760)
       Inventory                                      519        (27,625)     (121,863)
       Prepaid expenses and other assets           69,784         56,626      (140,412)
       Accounts payable                           (36,437)      (121,162)    1,055,256
       Accrued expenses                           163,404         86,724       443,621
       Deferred income                             22,449          5,975        22,449

  NET CASH USED IN OPERATING ACTIVITIES        (1,045,821)    (1,118,782)   (9,656,964)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property, plant and equipment    (25,762)       (45,091)     (563,373)
  Net increase in notes receivable -
  related party                                         -         (8,447)      (63,124)
  Capitalization of software costs                (20,858)             -      (214,879)
  Proceeds from sale of vehicles                        -              -         8,473

  NET CASH USED IN INVESTING ACTIVITIES           (46,620)       (53,538)     (832,903)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable       1,300,000        550,000     4,517,768
  Payments on notes payable                      (258,414)      (363,500)   (1,085,389)
  Proceeds from exercise of
  common stock options                              1,000              -       470,870
  Proceeds from sale of common stock                    -        838,500     5,808,918
  Proceeds from sale of preferred stock                 -        480,000       480,000
  Proceeds from related-party borrowings                -         40,000       362,658
  Repayments of related-party borrowings           (2,504)             -        (9,904)

NET CASH PROVIDED BY FINANCING ACTIVITIES       1,040,082      1,545,000    10,544,921

  NET INCREASE (DECREASE) IN CASH                 (52,359)       372,680        55,054

CASH AT BEGINNING OF PERIOD                       107,413         18,529             -

CASH AT END OF PERIOD                        $     55,054   $    391,209  $     55,054


See Accompanying Notes

             LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                         (A Development Stage Company)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     Quarters Ended March 31, 2001 and 2000


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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             (Continued)

          Leapfrog owns approximately 95% of the outstanding common stock of Leapfrog Global IC Products, Inc. ("LGIC") and approximately 96% of the outstanding common stock of Conduit Healthcare Solutions, Inc. ("Conduit"). By licensing agreement, LGIC owns all of Leapfrog's technology and distribution rights of its product line outside of North America, except for the territories subsequently granted to Smart Products, International Pte., Ltd. The agreement expires in 2009, calls for revenue sharing, and may be terminated if certain performance measures are not met. Conduit was originally incorporated in 1997 under the name Leapfrog Healthcare Products, Inc. Certain employees and consultants of Leapfrog hold stock options to purchase an aggregate of 10% of LGIC at an exercise price of $11,500. These individuals also have the right to receive additional options to purchase up to an additional 48 % of LGIC for $48,000 if certain performance measures are met. Certain employees of and consultants to Leapfrog hold stock options to purchase an aggregate of 17.8% of Conduit at an exercise price of $2,250. In 2000, LGIC created Leapfrog China, Inc., as a wholly owned subsidiary, for the purpose of pursuing opportunities in Asia.

          The consolidated financial statements include the accounts of Leapfrog Smart Products, Inc., Leapfrog Merger, Inc., Conduit Healthcare Solutions, Inc., Leapfrog Global IC Products, Inc. and Leapfrog China, Inc. (collectively, the "Company"). In the first quarter of 2001, Leapfrog Merger, Inc. changed its name to Leapfrog Smart Products, Inc. The Company's 50% ownership interest in Smart Products International Pte., Ltd. is accounted for on the equity method. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

          These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2000. They have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the periods presented have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

          Development Stage Company

          Since its inception, the Company=s planned principal operations have not yet begun to produce significant revenue; accordingly, the Company is considered to be a development stage enterprise.

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             (Continued)

          Revenue and Expense Recognition

          Revenues are generally recognized when the service has been preformed and related costs and expenses are recognized when incurred. Contracts for the development of software and installation of the related hardware that extend over more then one reporting period are accounted for using the percentage-of-completion method of accounting. Revenue recognized at the financial statement date under these contracts is that portion of the total contract price that costs expended to date bears to the total anticipated final cost, based on current estimates of cost to complete. Revisions in total costs and earnings estimated during the course of the contract are reflected in the accounting period in which the circumstances necessitating the revision become known. At the time a loss on a contract becomes known the entire amount of the estimated loss is recognized in the financial statements. Costs attributable to contract disputes are carried in the accompanying balance sheet only when realization is probable. Amounts received on contracts in progress in excess of the revenue earned, based upon the percentage of completion method, are recorded as deferred revenue and the related costs and expense incurred are recorded as deferred costs.

          In 2000, the Company entered into a contract with the U.S. General Services Administration (GSA) to supply GSA with hardware and software products related to Smart card technologies and applications. Significant portions of these contracts may be fulfilled by subcontractors (the Subcontractors) authorized by the Company and GSA. Revenues earned under the GSA contract are recorded by the Company at the gross amount billed to GSA and the corresponding cost of sales are recorded at the amount serviced by the Subcontractors. Revenues and cost of sales recognized under the GSA contract during the three month periods ended March 31, 2001 and 2000 approximated $243,000 and $ 0, respectively.

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

          Statement of Cash Flows

          As an incentive to several investors in debentures, 75,000 shares of stock were issued for a dollar value of $56,250 for the three months ended March 31, 2000.

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (Continued)

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

          Continued Operations

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the three month periods ended March 31, 2001 and 2000, the Company incurred losses of approximately $1.3 million and $1.3 million, respectively, and had a deficiency in working capital of approximately $2.2 million at March 31, 2001. These factors, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

          Liquidity and Plan of Operations

          At March 31, 2001, the Company had cash of approximately $55,000 and a deficiency in working capital of $2.2 million.

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

          The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been through the private placement of equity and debt securities. The Company is presently exploring possibilities with respect to raising working capital through additional equity and/or debt financings in the near future. In July 2000, the Company received approval from the Securities and Exchange Commission ("SEC") for an SB-1 authorizing a total of 2,909,635 registered shares. This was amended to 3,433,923 shares on September 7, 2000.

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (Continued)

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

          Reclassifications

          Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

NOTE 2 -  NOTES PAYABLE

          In the first quarter of 2001, the Company issued a note to a shareholder and noteholder for $2 million to be funded in various installments from January 25, 2001 through May 15, 2001. As of March 31, 2001, $1.3 million of the installments had been received. The remaining $700,000 was received by May 15, 2001. The note is secured by all assets of the Company. Interest accrues at 12% and is due and payable quarterly beginning July 1, 2001. The note matures on July 1, 2002. The note or any portion thereof, is convertible into shares of the Company's stock at the rate of $1.00 per share. As part of this financing agreement, the noteholder received an option to purchase up to 1,000,000 shares of the Company's common stock at $1.00 per share through June 30, 2002. These options were valued at $157,000. The value is recorded as a discount on the issuance of debt and will be amortized to interest expense through the due date of the note. The interest expense recognized in the three month period ended March 31, 2001 was $9,000.

          Proceeds from the note were used to repay the $200,000 remaining balance on a note that was secured by all assets of the Company that was due in January 2000.

          During the quarter ended March 31, 2001, the Company renegotiated the terms on much of the remaining outstanding debt. The $100,000 note with the bank has been extended to October 1, 2002. Notes were issued to replace past due debentures that brought approximately $477,000 of the debentures outstanding at December 31, 2000 current. The majority of the new notes call for repayment of the principal and interest over 24 months either beginning in March or August 2001.

          In the first quarter of 2000, the Company issued an aggregate of $550,000 of 10% debentures notes. The Company also issued an aggregate of 75,000 shares of its common stock to some of the debenture holders as incentive to enter into the agreements. For accounting purposes, these shares of common stock were valued at $56,250 and that value was included in interest expense. During the first quarter of 2000, the Company repaid $350,000 in bank notes with the proceeds of the above debentures and issuances of stock.

NOTE 2 -  NOTES PAYABLE (CONT'D)

          Cash paid for interest during the first quarters of 2001 and 2000 was $26,037 and $19,439, respectively.

          Except for the notes discussed above, all remaining notes payable remain past due. The Company is attempting to work with the note holders to extend the due dates or change the terms.

NOTE 3 -  STOCKHOLDERS' EQUITY

     Options

     During the first quarter of 2001, the stock options described above in
Note 2 were issued to a note holder. In addition, 1,150,000 stock options were issued to three key employees as part of their new employment agreements. The options have a strike price of $1.00 with various vesting dates through January 1, 2002 and expiration dates ranging from January 16, 2004 through December 31, 2005.

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

NOTE 3 -  STOCKHOLDERS' EQUITY (CONTINUED)

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

NOTE 4 -  LEGAL PROCEEDINGS

          The Company is party to various legal proceedings. However, management does not believe the ultimate outcomes to any of these actions will have a material impact to the Company's financial position and there have been no material changes since yearend in the status of the proceedings.

NOTE 5 -  EMPLOYMENT CONTRACTS

          On January 16, 2001, the Board of Directors approved employment contracts with three key employees. The terms of the contracts extend to dates ranging from January 24, 2002 to September 30, 2003. The agreements call for aggregate salaries of $390,000 with annual 4% increases. These agreements call for the issuance of an aggregate of 1,150,000 stock options to purchase common stock of the Company. The options all have a strike price of $1.00 each with various vesting dates through January 1, 2002 and expiration dates ranging from January 16, 2004 through December 1, 2005. A provision to one of the contracts involves the payment of a cash bonus equal to 1% of the Company's net profits, defined as net earnings before insurance taxes and amortization. Another contract requires the payment of a cash bonus equal to 4% of the Company's income from U.S. operations, defined as net income before taxes, minority interests, extraordinary items, amortization of intangible assets, interest on long-term debt and any incentive compensation to employees.

NOTE 6 -  SUBSEQUENT EVENT

          On April 2, 2001, the Company entered into an agreement for the sale of approximately 82% of Conduit with closing to be within 120 days, with a two-year right-of-first refusal to purchase the remaining shares of Conduit held by the Company at an equivalent price per share. The sale of Conduit includes licensing rights for the Company's software assets solely related to the healthcare industry in the United States, which includes, but is not limited to hospitals, physician offices, pharmacies, insurance companies, managed care organizations, clinics, dental offices, chiropractic, podiatry, ocular health, governmental healthcare agencies, providers and payors, ambulances, nursing homes, and home healthcare agencies. The Agreement provides that in exchange for selling the controlling interest in Conduit, the purchaser will pay the Company $510,000 and provide Conduit with $1.9 million to fund its ongoing business, as well as guaranteeing software development fees of $3 million pursuant to the terms of a software development agreement, which Conduit and the Company executed in connection with the stock purchase agreement. The purchaser is required to pay the Company $250,000 by May 29, 2001. Between that date and closing, the purchaser will pay the Company not less than 20% of all cash collected, up to a maximum of $510,000, including the $250,000 paid by May 29, 2001, in any private offering of Conduit securities undertaken to satisfy the purchaser's obligation to provide the Conduit funding. The balance, if any, will be paid at closing. The future exercise of any outstanding options of Conduit as of April 2, 2001 would be the obligation of the Company to satisfy. The revenues for Conduit were $15,000 for the three months ended March 31, 2001 and the assets as of March 31, 2001 were $17,000.

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

In the first quarter of 2001, the Company issued a note to a shareholder and noteholder for $2 million to be funded in various installments from January 25, 2001 through May 15, 2001. As of March 31, 2001, $1.3 million of the installments had been received. The remaining $700,000 was received by May 15, 2001. The note is secured by all assets of the Company. Interest accrues at 12% and is due and payable quarterly beginning July 1, 2001. The note matures on July 1, 2002. The note or any portion thereof, is convertible into shares of the Company's stock at the rate of $1.00 per share. As part of this financing agreement, the noteholder received an option to purchase up to 1,000,000 shares of the Company's common stock at $1.00 per share through June 30, 2002.

A portion of the proceeds from the note were used to repay the $200,000 remaining balance on a note that was secured by all assets of the Company that was due in January 2000.

During the quarter ended March 31, 2001, the Company renegotiated the terms on much of the remaining outstanding debt. The $100,000 note with the bank has been extended to October 1, 2002. Notes were issued to replace past due debentures that brought approximately $477,000 of the debentures outstanding at December 31, 2000 current. The majority of the new notes call for repayment of the principal and interest over 24 months either beginning in March or August 2001.

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

In July 2000, the Company received approval from the Securities and Exchange Commission ("SEC") for an SB-1 authorizing a total of 2,909,635 registered shares. This was amended to 3,433,923 shares on September 7, 2000. This increased the Company's ability to obtain equity financing.

RESULTS OF OPERATIONS

Revenues and Gross Profits:

LEAPFROG is a development stage company with revenues just beginning to be recognized. Revenues for the quarter ended March 31, 2001 increased $271,000, from $22,000 to $294,000 compared to the quarter ended March 31, 2000. Revenues in the first quarter of 2001 increased $243,000 from purchases by the U.S. Government made through the Company's GSA contract. In addition to these GSA contract revenues, the increase in revenues during 2001 was due to the recognition of revenue on the percentage of completion method of accounting for several substantially complete projects involving both hardware and software installation and development. All revenues from these projects were associated with the sale of predominately hardware related items such as Smart card readers/writers utilized in pilot evaluation programs, software testing programs and specialized software solutions by potential future users of the Company's software products. Gross margin for the three months ended March 31, 2001 was 5% of revenue. This margin can be broken down into the margin on the GSA revenues which was 4% and the margin on all other revenues which was 9%. The margins on the GSA contract revenues are lower since the sales are currently being made through the contract using an agent company so the net margin to the Company is usually 4%. The margins on other revenues are expected to be higher in the future, but due to many of the projects being the first installation of a new software solution the economies of scale and experience have not been realized. The negative margin for the three months ended March 31, 2000 was due to a loss taken on a specialized software solution and the related hardware with the intention of using this as an investment in future projects.

Total Operating Expenses:

Total operating expenses for the quarter ended March 31, 2001 increased $90,000 from $1.2 million to $1.2 million, a 7% increase compared to the same period in 2000. This increase is net of $21,000 in software development expenditures that were capitalized during the quarter ended March 31, 2001. This increase is primarily associated with increased personnel expenses with the increase in sales and engineering staff. This increase was partially offset by the decrease in general and administrative expenses. The decrease in general and administrative expenses was primarily due to the increased legal and other professional costs incurred in the first quarter of 2000 related to the closing of the merger in February 2000.

Personnel and related expenses increased $138,000 or 22% to $774,000 for the quarter ended March 31, 2001 compared to the $637,000 for the same period in 2000. The increase is net of $21,000 in software development expenditures that were capitalized during the first three months of 2001. This net increase was primarily due to the increase in the staff from an average of 35 in the first quarter of 2000 to 41 in the first quarter of 2001. This 17% increase in the number of employees is partially offset by the direct cost savings realized from processing payroll and benefits in-house versus through an outside vendor. The increases in staff were evenly distributed between engineering and sales in preparing for rollouts of products in 2001 and 2000 and developing new products and staffing for revenue projects and installations.

Consulting fees increased by $46,000 from the $71,000 incurred for the quarter ended March 31, 2000 to $117,000 for the quarter ended March 31, 2001. The expenses in 2001 and 2000 related primarily to fees paid to individuals and companies that assisted the Company in identifying potential contract opportunities and recruiting distributors and value added resellers who may participate in the intended product rollouts. Additionally, the consulting fees also consisted of amounts paid for services in maintaining a public market presence. These expenses were higher in 2001.

General and administrative expenses decreased to $360,000 for the quarter ended March 31, 2001 from $453,000 for the same period in 2000. This $93,000 or 21% decrease was due largely to decreased legal and other professional costs related to the merger. This was only partially offset by other general and administrative expenses increasing in several areas with the hiring of new personnel requiring more space and general overhead.

Depreciation and amortization expenses decreased less than $1,000 or 3% to $22,000 for the quarter ended March 31, 2001 compared to $22,000 for the same period in 2000. Assets purchases have been close to the amount of assets disposed of and becoming fully depreciated accounting for the stable depreciation expense.

Other income and expense:

Interest expense for the quarter ended March 31, 2001 decreased $60,000 from $131,000 to $71,000 when compared to the same period in 2000. In January 2000, the Company issued an aggregate of $550,000 of 10% debenture notes. The Company also issued an aggregate of 75,000 shares of it common stock to some of the debenture holders as incentive to enter into the agreements. For accounting purposes, these shares of common stock were valued at $56,250 and that value was included in interest expense. The remaining decrease in interest expense even with the increase in debt was due to forgiveness of some interest on debt that was renegotiated.

Net loss:

The net loss for the quarter ended March 31, 2001 increased only slightly by $27,000 from $1.3 million to $1.3 million, a 2% increase compared to the quarter ended March 31, 2000. This increase is net of $21,000 in software development expenditures that were capitalized during the quarter ended March 31, 2001. The slight increase is primarily associated with increased consulting fees and personnel expenses with the increase in sales and engineering staff. This increase was partially offset by the decrease in interest expense and general and administrative expenses. The decrease in general and administrative expenses was primarily due to the increased legal and other professional costs incurred in the first quarter of 2000 related to
the closing of the merger in February 2000.   Net loss per share of common
stock decreased from $.23 per share in 2000 to $.15 in 2001. This decrease is due to the increase in the weighted average number of common shares outstanding from 5,598,332 for the quarter ended March 31, 2000 to 8,983,578 for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities decreased $73,000 from $1.1 million for the quarter ended March 31, 2000 to $1.1 million for the quarter ended March 31, 2001. The decrease is primarily due to a smaller paydown of accounts payable during 2001.

Net cash used for investing activities decreased $7,000 from $54,000 in the first quarter of 2000 compared to $47,000 in the same period of 2001. The decrease was primarily due to less being spent on fixed assets acquisitions offset by the capitalization of software costs in the first quarter of 2001.

Net cash provided by financing activities decreased $505,000 from $1.5 million for the quarter ended March 31, 2000 to $1.0 million for the quarter ended March 31, 2001. Financing activities during 2001 consisted primarily of bridge financing of $1.3 million that was partially used to paydown debt by $258,000. Financing activities during 2000 included the issuance of common and preferred stock providing $1.3 million in the aggregate and the issuance of notes payable which provided $550,000 offset by an $363,500 repayment of existing notes payable.

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

The Company filed a lawsuit styled Leapfrog Smart Products, Inc. v. Real Provencher, in the U.S. District Court of the Middle District of Florida, Orlando Division with the following claims: 1) breach of contract under a Consulting Agreement; 2) breach of contract under the terms of a Bleed Out Agreement; 3) violation of Rule 16 of the Securities Act of 1934; 4) fraudulent misrepresentation and common law fraud; and 5) violation of Rule 144 of the Securities Act of 1934. The Company alleged compensatory damages, costs, and further relief, as the court finds appropriate. The Florida Court has transferred venue to the U.S. District Court for the Southern District of Texas, Houston Division and the two cases have been consolidated.

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

Discovery is underway in the case. Some settlement discussions have begun but no settlement has occurred at this time. We are unable to determine the likelihood of an unfavorable outcome in this case nor are we able to estimate the potential loss to the Corporation at this time. Accordingly, the financial statements include no provision or liability related to the ultimate outcome of this matter.

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

The lessor of the Company's former office space has sued the Company for breach of contract and lien foreclosure based on the Company's breach of lease and failure to pay rent. Damages requested are $270,400, plus attorney's fees and costs. The Company brought a counter suit against the lessor for a declaratory action, breach of lease, tortuous interference with an advantageous business relationship, and breach of good faith and fair dealings regarding reletting the property. The Company has accrued an insignificant portion of the lessor's claims in an amount equal to the unpaid lease payments that would have been due under the lease through December 31, 2000. No other amounts have been recorded in the accompanying financial statements for this uncertainty, as management cannot reasonably estimate the ultimate outcome.

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

#       previously filed with the Company's Definitive Information Statement on
        Schedule 14C on January 18, 2000.

## previously filed with the Company's Registration Statement on Form S-8 on February 29, 2000

###     previously filed with the Company's Form 8-K dated March 8, 2000

####    previously filed with the Company's Form 8-K dated March 17, 2000

     (b)  REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the first quarter of the 2001 fiscal year:

     None


                                 SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAPFROG SMART PRODUCTS, INC.

By: /s/ Les Bromwell

        Les Bromwell, CEO

Date: May 18, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature             Title                                  Date

/s/ Les Bromwell      CEO                                    May 18, 2001
Les Bromwell          & President

/s/ Jon Gerster       Chief Financial Officer                May 18, 2001
Jon Gerster