Form 10QSB
period 2001-06-30
LEAPFROG SMART PRODUCTS INC
filed 2001-08-21
CIK 831669

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the six months ended JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________



                     Commission file number: 000-20786


                       LEAPFROG SMART PRODUCTS, INC.

                        formerly Albara Corporation
              (Name of small business issuer in its charter)


                COLORADO                            84-1076959
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)               Identification No.)


     1011 MAITLAND CENTER COMMONS,                     32751
           MAITLAND, FLORIDA
(Address of Principal Executive Offices)             (Zip Code)


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

December 31, 2000--$972,724

As of August 20, 2001:

9,766,845 shares of the issuer's Common Stock were outstanding.

                       ITEM 1. FINANCIAL STATEMENTS

                           FINANCIAL STATEMENTS

The unaudited condensed financial statements of Leapfrog Smart Products, Inc. for the six months ended June 30, 2001 and 2000 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period represented.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended December 31, 2000.


                       INDEX TO FINANCIAL STATEMENTS
                                 ________


                                                                Page
                                                                Number



UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets - June 30, 2001 and
  December 31, 2000                                              3

Consolidated Condensed Statements of Operations - Quarters
  ended June 30, 2001 and 2000, the Six Months ended
  June 30, 2001 and 2000, and for the Period April 11, 1996
  (Date of Inception) Through June 30, 2001                      4

Consolidated Condensed Statement of Changes in Stockholders'
  Equity (Deficit) - Six Months ended June 30, 2001              5

Consolidated Condensed Statements of Cash Flows  - Six Months
  ended June 30, 2001 and 2000 and for the Period
  April 11, 1996 (Date of Inception)Through June 30, 2001        6

Notes to Consolidated Financial Statements                       7

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                  ASSETS

                                                       June 30,    December 31,
                                                       2001        2000
                                                       --------    ------------
CURRENT ASSETS
  Cash                                                 $ 41,846    $   107,413
  Accounts receivable                                    75,110        113,092
  Inventory                                             107,882        122,382
  Prepaid expenses                                      111,915        172,060
  Notes receivable - related party                        3,400         15,900
  Other receivables                                         540          1,980
                                                       --------     ------------
             TOTAL CURRENT ASSETS                       340,693        532,827

PROPERTY AND EQUIPMENT, NET                             229,834        238,457

OTHER ASSETS
  Related-party advances                                100,929        107,009
  Deposits                                               37,638         38,136
  Capitalized software costs, net of accumulated
    amortization of $32,485 and $24,884                 182,394        169,137
  Costs in excess of fair market value of assets
    acquired, net of accumulated amortization of
    $6,251 and $5,500                                    23,749         24,500
                                                      ---------     ----------
                                                     $  915,237     $1,110,066
                                                      =========     ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Notes payable - current portion                   $ 1,245,504     $1,452,956
  Notes payable - related party                         436,274        355,258
     Deferred Income                                     10,000              -
  Accounts payable                                    1,153,358      1,043,453
  Accrued expenses                                      468,393        212,255
                                                    -----------      ---------
              TOTAL CURRENT LIABILITIES               3,313,529      3,063,922

CONVERTIBLE LONG-TERM NOTES PAYABLE, NET
     OF DISCOUNT                                      1,890,742              -
                                                    -----------      ---------
              TOTAL LIABILITIES                       5,204,271      3,063,922

REDEEMABLE PREFERRED STOCK
 7% Series B Convertible - 50,000 and 0
 shares issued and outstanding (redemption
 value - $62,500 on June 15, 2002
 and $100,000 on June 15, 2003)                          50,000             -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - no par value; 30,000,000
  shares authorized; 9,297,495 and 8,977,845
  shares issued and outstanding                      10,876,422    10,488,907
 Convertible preferred stock - no par value
  per share; 10,000,000 shares authorized;
  6% Series A - 125,000 shares issued                   480,000       480,000
  and outstanding Series F- (aggregate
  liquidation preference of $19,500),
  195 shares issued and outstanding                      14,625        14,625
 Deficit accumulated during development stage       (15,710,081)  (12,937,389)
                                                     ----------    ----------
                                                     (4,339,034)   (1,953,856)
                                                     ----------    ----------
                                                      $ 915,237   $ 1,110,066
                                                     ==========    ==========

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Cumulative
                                                                               From
                                                                               April 11,
                             Six          Six                                  1996
                             Months       Months     Quarter      Quarter      (Inception)
                             Ended        Ended      Ended        Ended        Through
                             June 30,     June 30,   June 30,     June 30,     June 30,
                             2001         2000       2001         2000         2001
REVENUES                     $   579,886  $  167,740 $   286,148  $ 145,397    $  2,433,400
COST OF SALES                    505,509     158,429     226,137    129,080       2,001,743
                             --------------------------------------------------------------
    GROSS PROFIT                  74,377       9,311      60,011     16,317         431,657

OPERATING EXPENSES
 Personnel and related
  expenses                     1,617,710   1,230,187     843,274    593,570       8,232,181
 Consulting fees                 157,750     222,908      40,620    151,660       2,232,864
 General and administrative      857,470   1,021,445     497,470    568,859       4,262,324
 Depreciation and
  amortization                    42,736      46,869      20,998     24,370         265,745
                             --------------------------------------------------------------
    TOTAL OPERATING EXPENSES  2,675,666    2,521,409   1,402,362  1,338,459      14,993,114

OTHER INCOME (EXPENSE)
 Other income, net               15,682       40,091      (5,408)     1,196          78,116

 Loss on disposal ofassets            -            -           -          -         (30,389)
   Equity interest in loss
   of subsidiary                      -            -           -          -        (150,000)
 Interest expense              (187,085)    (251,616)   (116,430)  (120,979)     (1,046,351)
                             ---------------------------------------------------------------
                               (171,403)    (211,525)   (121,838)  (119,783)     (1,148,624)
    NET LOSS                $(2,772,692)  (2,723,623) (1,464,189)(1,441,925)    (15,710,081)

                             ---------------------------------------------------------------

BASIC AND DILUTED NET LOSS
PER COMMON SHARE            $     (0.31)       (0.46)      (0.16)     (0.23)

                             ---------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING      9,000,946   5,944,854   9,018,123  6,291,375


            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                      STOCKHOLDERS' EQUITY (DEFICIT)

                      SIX MONTHS ENDED JUNE 30, 2001


                                                                      Deficit
                                                                      Accumulated       Total
                            Common Stock         Preferred Stock      During            Stockholders'
                            No Par Value         No Par Value         Development       Equity
                      Shares      Amount       Shares     Amount      Stage             (Deficit)
BALANCE -
DECEMBER 31, 2000     8,977,845   $10,488,908  125,195    $494,625    $(12,937,389)     $(1,953,856)

ISSUANCE OF
COMMON STOCK
AND OPTIONS
FOR SERVICES
AND INTEREST             30,000       186,559       -            -               -          186,559

ISSUANCE OF COMMON
STOCK ON EXERCISE
OF OPTIONS                4,000         1,000       -            -               -            1,000

ISSUANCE OF
COMMON STOCK FOR
CASH                    285,650       199,955       -            -               -          199,955

NET LOSS                      -             -       -            -      (2,772,692)      (2,772,692)
                     -------------------------------------------------------------------------------
BALANCE - JUNE
30, 2001              9,297,495   $10,876,422 125,195     $494,625    $(15,710,081)     $(4,339,034)


                     ==============================================================================



            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Cumulative
                                                                       From
                                                                       April 11,
                                           Six           Six           1996
                                           Months        Months        (Inception)
                                           Ended         Ended         Through
                                           June 30,      June 30,      June 30,
                                           2001          2000          2001
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $ (2,772,692) $ (2,723,623) $  (15,710,081)
 Reconciliation
  of net loss to net
  cash used in
  operating
  activities
    Depreciation                                 34,384        37,770         232,640
    Depreciation and amortization                     -        11,795          38,460
     charged to cost of sales
    Amortization                                  8,351         9,100          30,093
    Assets expensed to research and
     development                                      -        18,158          28,968

    Loss on disposal of assets, net                   -             -          33,639
    Loss on write-off of related party
     note receivable                                  -             -          17,870
    Gain on write-off of notes payable          (20,000)            -         (20,000)

    Employee compensation for options
     issued below market                              -             -       1,167,580
    Common stock and options issued for
     services and interest                      156,559       456,718       2,159,039
    Discount on issuance of debt               (147,633)            -        (147,633)
    Amortization of discount on debt             27,633             -          27,633
    Cash provided by (used in) change in:
      Accounts receivable                        37,982      (143,757)        (75,110)
      Related party advances                      6,080      (134,771)       (100,929)
      Other receivables                           1,440         6,499            (540)
      Inventory                                  14,500       (39,638)       (107,882)
      Prepaid expenses and other assets          60,642      (144,698)       (149,554)
      Accounts payable                          152,405       415,279       1,244,098
      Accrued expenses                          358,532       182,495         638,749
      Deferred income                            10,000             -          10,000
                                             -----------------------------------------
         NET CASH USED IN OPERATING
          ACTIVITIES                         (2,071,817)   (2,048,673)    (10,682,960)

CASH FLOWS FROM INVESTING
ACTIVITIES
 Acquisition of property, plant and
  equipment                                     (25,760)     (101,768)       (563,371)
 Net increase in notes receivable-
  related party                                       -       (14,809)        (63,124)
 Capitalization of software costs               (20,858)      (21,435)       (214,879)
 Proceeds from sale of vehicles                       -             -           8,473
                                             -----------------------------------------
         NET CASH USED IN INVESTING
          ACTIVITIES                            (46,618)     (138,012)       (832,901)

CASH FLOWS FROM FINANCING
ACTIVITIES
 Proceeds from issuance of notes payable      2,000,000       701,902       5,217,768
 Payments on notes payable                     (287,249)     (399,313)     (1,114,224)
 Proceeds from exercise of common stock
  options                                         1,000         2,750         470,870
 Proceeds from sale of common stock             199,955     1,251,000       6,008,873
    Proceeds from sale of preferred stock        50,000       480,000         530,000
 Proceeds from related-party borrowings         100,000       140,000         462,658
 Repayments of related-party borrowings         (10,838)            -         (18,238)
                                              ----------------------------------------
         NET CASH PROVIDED BY FINANCING
          ACTIVITIES                          2,052,868     2,176,339      11,557,707
                                              ----------------------------------------
           NET INCREASE (DECREASE) IN CASH      (65,567)      (10,346)         41,846
CASH AT BEGINNING OF PERIOD                     107,413        18,529               -
                                              ----------------------------------------
CASH AT END OF PERIOD                          $ 41,846     $   8,183      $   41,846
                                              =========================================

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Six Months Ended June 30, 2001 and 2000


NOTE  1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Leapfrog Smart Products, Inc. ("Leapfrog") was incorporated under the laws of the State of Florida in 1996.

         Effective February 18, 2000, Albara Corporation ("Albara"), a Colorado corporation, acquired, through its wholly owned subsidiary Leapfrog Merger, Inc., a Florida corporation, 100% of the outstanding common stock of Leapfrog in exchange for 5,350,049 shares of Albara common stock. Additionally, the outstanding stock options of the Company were converted, on a pro rata basis, into 2,434,950 Albara stock options. Prior to the merger, Albara was a publicly held shell company with little revenues and insignificant expenses, assets and liabilities. Upon completion of the merger, the original shareholders of Albara held 616,796 shares of its common stock and 195 shares of its Series F Preferred Stock. As a result of the exchange, the former shareholders of Leapfrog gained control of Albara. For accounting purposes, the acquisition has been accounted for as a re-capitalization of Leapfrog with Leapfrog being treated as the acquiring entity (reverse acquisition) with no goodwill recorded. Accordingly, the historical financial statements prior to February 18, 2000 are those of Leapfrog Smart Products, Inc. and Subsidiaries with the related stockholders' equity section being retroactively restated to reflect the equivalent number of Albara shares received in the merger after giving effect to the differences in par value. In connection with the merger, Albara changed its name to Leapfrog Smart Products, Inc. Leapfrog recorded a charge to general and administrative expenses of $64,000 for direct and other merger related costs pertaining to the merger transaction. Merger transaction costs consisted primarily of fees for legal, investment banking and other related charges.

NOTE  1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         Leapfrog owns approximately 95% of the outstanding common stock of Leapfrog Global IC Products, Inc. ("LGIC") and approximately 100% of the outstanding common stock of Conduit Healthcare Solutions, Inc. ("Conduit"). By licensing agreement, LGIC has the rights to all of Leapfrog's technology and distribution rights of its product line outside of North America, except for the territories subsequently granted to Smart Products, International Pte., Ltd. ("SPI") The LGIC agreement expires in 2009, calls for revenue sharing, and may be terminated if certain performance measures are not met. Certain employees and consultants of Leapfrog hold stock options to purchase an aggregate of 10% of LGIC at an exercise price of $11,500. These individuals also have the right to receive additional options to purchase up to an additional 48 % of LGIC for $48,000 if certain performance measures are met. In 2000, LGIC created Leapfrog China, Inc., as a wholly owned subsidiary, for the purpose of pursuing opportunities in China. The SPI license agreement has performance standards and may be terminated by the Company if these standards are not met. Conduit was originally incorporated in 1997 under the name Leapfrog Healthcare Products, Inc. On April 2, 2001, the Company entered into an agreement for the sale of approximately 82% of Conduit. The Company and the purchaser mutually terminated the agreement in June 2001.

         The consolidated financial statements include the accounts of Leapfrog Smart Products, Inc., Colorado, Leapfrog Smart Products, Inc. Florida, Conduit Healthcare Solutions, Inc., Leapfrog Global IC Products, Inc. and Leapfrog China, Inc. (collectively, the "Company"). In the first quarter of 2001, Leapfrog Merger, Inc. changed its name to Leapfrog Smart Products, Inc. The Company's 50% ownership interest in Smart Products International Pte., Ltd. is accounted for on the equity method. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

         These unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and of item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the periods presented have been included. These unaudited statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, which contains audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the years ended December 31, 2000 and 1999. Operating results for the six-month and three-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

         Development Stage Company

         Since its inception, the Company's planned principal operations have not yet begun to produce significant revenue; accordingly, the Company is considered to be a development stage enterprise.

NOTE  1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

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

         In 2000, the Company entered into a contract with the U.S. General Services Administration (GSA) to supply GSA with hardware and software products related to Smart card technologies and applications. Significant portions of these contracts may be fulfilled by independent dealers (the Dealers) authorized by the Company and GSA. Revenues earned under the GSA contract are recorded by the Company at the gross amount billed to GSA and the corresponding cost of sales are recorded at the amount serviced by the Dealers. Revenues recognized under the GSA contract during the six month periods ended June 30, 2001 and 2000 approximated $451,000 and $ 4,500, respectively. Cost of sales recognized under the GSA contract during the six month periods ended June 30, 2001 and 2000 approximated $433,000 and $4,300, respectively.

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

NOTE  1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)


         Continued Operations

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the three month periods ended June 30, 2001 and 2000, the Company incurred losses of approximately $1.46 million and $1.44 million, respectively, and had a deficiency in working capital of approximately $2.97 million at June 30, 2001. The Company incurred losses of $2.77 million and $2.72 million for the six months ended June 30, 2001 and June 30, 2000, respectively. These factors, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

         Liquidity and Plan of Operations

         At June 30, 2001, the Company had cash of approximately $42,000 and a deficiency in working capital of $2.97 million.

         The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered in new and rapidly evolving markets such as Smart card products and services. These risks include the failure to develop and extend the Company's products and services, the rejection of such services by Smart card customers, vendors and/or advertisers, the inability of the Company to maintain and increase its customer base, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan, certain assets may not be recoverable.

         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been through the private placement of equity and debt securities. The Company has continued its effort to explore possibilities with respect to raising working capital through additional equity and/or debt financings in the near future. Subsequent to June 30, 2001 through August 20, 2001, the Company sold 469,350 additional shares of common stock for approximately $271,000 in net proceeds. During this same period, the Company received $14,250 in net proceeds from the exercise of employee stock options for 57,000 shares.

NOTE  1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         However, there can be no assurance that the Company will be successful in achieving profitable operations or acquiring additional capital or that such capital, if available, will be on terms and conditions favorable to the Company. Based upon its current business plan, the Company believes that it will generate sufficient cash flow through operations and external sources of capital to continue to meet its obligations. If anticipated financing transactions and operating results are not achieved, management has the intent and believes that it has the ability to delay or reduce expenditures so as not to require additional financial resources, if such resources were not available on terms acceptable to the Company.

         Reclassifications

         Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

NOTE 2 - NOTES PAYABLE

         In the first quarter of 2001, the Company issued a note to a shareholder and noteholder for $2 million to be funded in various installments from January 25, 2001 through May 15, 2001. As of June 30, 2001, $2 million had been received. The note is collateralized by the assets of the Company. Interest accrues at 12% and is due and payable quarterly beginning July 1, 2001. The note matures on July 1, 2002. The note or any portion thereof, is convertible into shares of the Company's stock at the rate of $1.00 per share. As part of this financing agreement, the noteholder received an option to purchase up to 1,000,000 shares of the Company's common stock at $1.00 per share through June 30, 2002. These options were valued at $157,000. The value is recorded as a discount on the issuance of debt and will be amortized to interest expense through the due date of the note. The interest expense recognized in the six months ended June 30, 2001 and the quarter ended June 30, 2001 was $37,000 and $9,000, respectively. Proceeds from the note were used to repay the $200,000 remaining balance on a note that was collateralized by the assets of the Company that was due in January 2000. The holder of this note and a second note in the amount of $100,000 has agreed to accept $1 million in cash with the remaining principal and accrued interest converted into common stock at the rate of $1.00 per share upon the Company's receipt of funds from a private placement transaction. There can be no assurance that the Company will be successful in raising these funds from a private placement transaction.

         During the quarter ended June 30, 2001, the Company paid off part of the principal and interest of the $100,000 note with the bank through a series of installments. The note has been extended to October 1, 2002. The Company also issued a $100,000 note to a related party during the quarter. The interest rate is 8% per annum and the note matures on December 31, 2001.

         Cash paid for interest during the three months ended June 30, 2001 and 2000 was $3,481 and $22,312, respectively. Cash paid for interest during the six months ended June 30, 2001 and 2000 was $29,518 and $41,790, respectively.

         Except for the notes discussed above, the other notes payable remain past due at June 30, 2001. The Company is attempting to work with noteholders to extend the due dates or change the terms.

NOTE 3 -STOCKHOLDERS' EQUITY

        Issuances of Common or Preferred Stock

        After the merger, the Company issued 125,000 shares of Series A Convertible Preferred Stock and received net proceeds of $480,000.
        The holders of the Series A Preferred Shares are entitled to cumulative dividends at the rate of 6% per annum. Each share of Series A convertible Preferred Stock is convertible into one share of common
        stock  at  the election of the holder  thereof.   The  Company  may
        require mandatory conversion of all, but not less than all, of the Series A Preferred shares on or after the first anniversary of the initial sale if certain stock trading prices are attained or if there is a reorganization of the Company involving an exchange of
        its   common   stock  for  shares  of  a  United  States  domiciled
        corporation the shares of which are traded on a national exchange or an the NASDAQ national market system. Additional issuances of the preferred stock, under substantially identical terms and conditions of the aforementioned shares, may be sold until Series A Convertible Preferred Stock having an aggregate purchase price of $6,000,000 have been sold, provided that all such sales are held prior to May 2, 2000. For as long as at least 50% of the Series A Convertible Preferred shares are outstanding, the holders thereof may elect one board member to the Company's board of directors.

         During the second quarter of 2001, the Company issued an aggregate of 285,650 shares of its common stock and received proceeds of $199,955. The Company also issued an aggregate of 50,000 shares of its Series B Convertible Preferred stock for cash and received proceeds of $50,000. The holders of Series B Convertible Preferred Stock are entitled to cumulative dividends at the rate of 7% per annum. Each share is convertible to one share of freely tradable common stock at any time after one year. Holders of the Series B Convertible Preferred Stock have the right to "put" all preferred shares back to the Company on the first anniversary date at $1.25 per share or at $2.00 per share on the second anniversary date. The excess of liquidation value over the carrying value of the Series B convertible redeemable preferred stock is being amortized over the two-year term of the redeemable option. The Series B Convertible Preferred Stock is offered at $50,000 per unit to accredited investors. Each unit subscribed provides for 16,667 options for common stock exercisable at any time for three years at the exercise price of $1.00 per share.

         The shares issued to Albara shareholders in the merger consisted of 616,797 shares of common stock and 195 shares of preferred stock. The preferred stock is Series F and is entitled to receive dividends on a pro rata basis with holders of common stock. These holders are entitled to a $100 per share preference on any liquidation of the Company and shall share pro rata with the common stockholders in any remaining amounts distributed. Each share is convertible into 15 shares of common stock after August 31, 1993.

         Warrant

         On January 31, 2000 a warrant was issued to the former majority shareholder of Albara for the right to purchase, after performing certain consultation services, 500,000 shares of common stock at $3.50 per share on or after April 30, 2000. The warrant expires on January 31, 2010. The exercise price of $3.50 shall be adjusted to $.035 in the event the Company has not closed an equity offering raising an aggregate of at least $2,500,000 by June 29, 2000. The Company is in litigation contesting the consideration for the warrant.

NOTE 4 -LEGAL PROCEEDINGS

        The Company is party to various legal proceedings. However, management does not believe the ultimate outcomes to any of these actions will have a material impact to the Company's financial position and there have been no material changes since the end of last quarter in the status of the proceedings.

NOTE 5 -EMPLOYMENT CONTRACTS

        On January 16, 2001, the Board of Directors approved employment contracts with three key employees. The terms of the contracts extend to dates ranging from January 24, 2002 to September 30, 2003. The agreements call for aggregate salaries of $390,000 with annual 4% increases. These agreements call for the issuance of an aggregate of 1,150,000 stock options to purchase common stock of the Company. The options all have an exercise price of $1.00 each with various vesting dates through January 1, 2002 and expiration dates ranging from January 16, 2004 through December 1, 2005. A provision of one of the contracts involves the payment of a cash bonus equal to 1% of the Company's net profits, defined as net earnings before insurance, taxes and amortization. Another contract requires the payment of a cash bonus equal to 4% of the Company's income from U.S. operations, defined as net income before taxes, minority interests, extraordinary items, amortization of intangible assets, interest on long-term debt and any incentive compensation to employees.

NOTE 6 -SUBSEQUENT EVENTS

        The Company is in the process of attempting to finalize a private placement with accredited investors. Proceeds of the private placement will be used for working capital, debt reduction and to expand sales and marketing in the healthcare and security industries. The Company is also exploring other possibilities with respect to raising working capital through additional equity and/or debt financings in the near future.

        In July 2001, upon the recommendation of its board of directors, the Company decided to focus on the healthcare and access control sectors of the Smart card industry. The Company will also continue to develop the government and international markets, but is scaling down its college campus solutions initiatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

PLAN OF OPERATION

LEAPFROG did not have significant sources of working capital since inception except for the sale of stock to individuals and the issuance of short-term notes payable while it was a private company. On February 18, 2000, LEAPFROG merged with Albara Corporation through a reverse acquisition in which Albara acquired LEAPFROG and the existing shareholders of LEAPFROG obtained control of Albara. Even with the completion of this business combination transaction, there can be no assurance that the combined companies will have sufficient funds to undertake any significant development, marketing and manufacturing activities. Accordingly, the Company is being required to seek additional debt or equity financing or funding from third parties, in exchange for which the Company might be required to issue a substantial equity position.

During the quarter ended June 30, 2001, the Company received the remaining proceeds of $700,000 from the note issued in the first quarter of the year to a shareholder and noteholder for $2 million to be funded in various installments from January 25, 2001 through May 15, 2001. The note is secured by the assets of the Company. Interest accrues at 12% and is due and payable quarterly beginning July 1, 2001. The note matures on July 1, 2002. The note or any portion thereof, is convertible into shares of the Company's stock at the rate of $1.00 per share. As part of this financing agreement, the noteholder received an option to purchase up to 1,000,000 shares of the Company's common stock at $1.00 per share through June 30, 2002.

During the quarter ended June 30, 2001, the Company paid off part of the principal and interest of the $100,000 note with the bank through a series of installments. The note has been extended to October 1, 2002.

The Company also issued a note to a related party for $100,000 for working capital during the quarter ended June 30, 2001. The interest rate is 8% per annum. The note matures on December 31, 2001.

Except for the notes discussed above, the other notes payable remain past due at June 30, 2001. The Company is attempting to work with noteholders to extend the due dates or change the terms.

The Company is in the process of attempting to finalize a private placement with accredited investors. Proceeds of the private placement will be used for working capital, debt reduction and to expand sales and marketing in the healthcare and security industries.

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

In May 2001, the Company entered into an agreement with Electronic Data Systems Corporation. Under the agreement, the Company is given the status of a first position supplier for all works within the Company's core competencies. The first year of the agreement is an evaluation period that either party may cancel with ninety calendar days written notification to the other party. Upon the first year anniversary date, the agreement will be automatically extended for an additional four years. After that time, the term may be extended upon mutual written agreement of the parties.


RESULTS OF OPERATIONS

REVENUES AND GROSS PROFITS:

LEAPFROG is a development stage company with revenues just beginning to be recognized. Revenues for the quarter ended June 30, 2001 increased $141,000, from $145,000 to $286,000 compared to the quarter ended June 30, 2000. Revenues in the second quarter of 2001 increased $203,000 from purchases by the U.S. Government made through the Company's GSA contract. In addition to these GSA contract revenues, the increase in revenues during 2001 was due to the recognition of revenue from the sale of the Company's healthcare software products to hospitals. Gross margin for the three months ended June 30, 2001 was 21% of revenue. This margin can be broken down into the margin on the GSA revenues, which was 4%, and the margin on all other revenues, which was 66%. Gross margin for the six months ended June 30, 2001 was 13%. This margin can be broken down into the margin on GSA revenues, which was 4%, and the margin on all other revenues, which was 44%. The margins on the GSA contract revenues are lower since the sales are currently being made through the contract using an agent company so the net to the Company is usually 4%. The margins on other revenues have improved as economies of scale have begun to be realized on additional installations of the Company's software solutions.

TOTAL OPERATING EXPENSES:

Total operating expenses for the quarter ended June 30, 2001 increased $64,000 from $1.34 million to $1.4 million, a 4.8% increase compared to the same period in 2000. This increase is primarily associated with increased personnel expenses. This increase was partially offset by the decrease in consulting fees and general and administrative expenses.

Total operating expenses for the six months ended June 30, 2001 increased $154,000 from $2.52 million to $2.676 million, a 6.1% increase compared to the same period in 2000. This increase is primarily associated with increased personnel expenses. This increase was partially offset by the decrease in consulting fees and general and administrative expenses.

Personnel and related expenses increased $249,000 or 42% to $843,000 for the quarter ended June 30, 2001 compared to $593,570 for the same period in 2000. This net increase was primarily due to pay increases, as the average number of staff compared to the same quarter of 2000 is approximately the same. This 42% increase is partially offset by the direct cost savings realized from processing payroll and benefits in-house versus through an outside vendor starting at beginning of the year.

Personnel and related expenses increased $388,000 or 32% to $1.62 million for the six months ended June 30, 2001 compared to $1.23 million for the same period in 2000. This net increase was primarily due to pay increases, as the average number of staff compared to the same period of 2000 is approximately the same. This 32% increase is partially offset by the direct cost savings realized from processing payroll and benefits in-house versus through an outside vendor starting at beginning of the year.

Consulting fees decreased by $111,000 from the $152,000 incurred for the quarter ended June 30, 2000 to $41,000 for the quarter ended June 30, 2001. The expenses in 2001 and 2000 related primarily to fees paid to individuals and companies that assisted the Company in identifying potential contract opportunities and recruiting distributors and value added resellers who may participate in the intended product rollouts. Additionally, the consulting fees also consisted of amounts paid for services in maintaining a public market presence.

Consulting fees decreased by $65,000 from the $223,000 incurred for the six months ended June 30, 2000 to $158,000 for the six months ended June 30, 2001. The expenses in 2001 and 2000 related primarily to fees paid to individuals and companies that assisted the Company in identifying potential contract opportunities and recruiting distributors and value added resellers who may participate in the intended product rollouts. Additionally, the consulting fees also consisted of amounts paid for services in maintaining a public market presence.

General and administrative expenses decreased to $497,000 for the quarter ended June 30, 2001 from $569,000 for the same period in 2000. This $71,000 or 12.5% decrease was due in part to decreased legal and other professional costs.

General and administrative expenses decreased to $857,000 for the six months ended June 30, 2001 from $1,021,000 for the same period in 2000. This $164,000 or 16% decrease was due in part to decreased legal and other professional costs.

Depreciation and amortization expenses decreased by $3,000 or 14% to $21,000 for the quarter ended June 30, 2001 compared to $24,000 for the same period in 2000. Assets purchases have been close to the amount of assets disposed of and becoming fully depreciated accounting for the stable depreciation expense.

Depreciation and amortization expenses decreased by $4,000 or 9% to $43,000 for the six months ended June 30, 2001 compared to $47,000 for the same period in 2000. Assets purchases have been close to the amount of assets disposed of and becoming fully depreciated accounting for the stable depreciation expense.

OTHER INCOME AND EXPENSE:

Interest expense for the quarter ended June 30, 2001 decreased $5,000 from $121,000 to $116,000 when compared to the same period in 2000. Interest expense for the six months ended June 30, 2001 decreased $65,000 from $252,000 to $187,000 when compared to the same period in 2000. These decreases are due primarily to lower interest rates on some of the Company's notes payable resulting from the renegotiation of the terms of these notes near the end of the first quarter of 2001.

NET LOSS:

The net loss for the quarter ended June 30, 2001 increased slightly by $22,000 from $1.44 million to $1.46 million, a 1.5% increase compared to the quarter ended June 30, 2000. Net loss per share of common stock decreased from $.23 per share in 2000 to $.16 in 2001. This decrease is due to the increase in the weighted average number of common shares outstanding from 6,291,375 for the quarter ended June 30, 2000 to 9,018,123 for the quarter ended June 30, 2001.

The net loss for the six months ended June 30, 2001 increased by $49,000 from $2.72 million to $2.77 million, a 1.8% increase compared to the six months ended June 30, 2000. Net loss per share of common stock decreased from $.46 per share in 2000 to $.31 in 2001. This decrease is due to the increase in the weighted average number of common shares outstanding from 5,944,854 for the six months ended June 30, 2000 to 9,000,946 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities increased slightly by $23,000 from $2.05 million for the six months ended June 30, 2000 to $2.07 million for the six months ended June 30, 2001.

Net cash used for investing activities decreased from $138,000 in the first six months of 2000 compared to $47,000 in the same period of 2001. The decrease was primarily due to less fixed assets acquisitions.

Net cash provided by financing activities decreased $123,000 from $2.18 million for the six months ended June 30, 2000 to $2.05 million for the six months ended June 30, 2001. Financing activities during the first six months of 2001 consisted primarily of the issuance of notes payable of approximately $2.1 million that was partially used to pay down debt by $298,000. The Company also received proceeds from issuing common and preferred stock. Financing activities during the first six months of 2000 included the issuance of common and preferred stock providing $1.73 million in the aggregate and the issuance of notes payable, which provided $842,000 offset by $399,000 in repayments of existing notes payable.

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

REAL PROVENCHER V. LEAPFROG SMART PRODUCTS, INC., F/K/A ALBARA
CORPORATION,
AND AMERICAN SECURITIES TRANSFER INCORPORATED was filed, after the Company's suit, in the U.S. District Court for the Southern District of Texas, Houston Division. Plaintiff, a shareholder of Albara, now Leapfrog, has filed the following claims against the Company: 1) the Company breached its statutory duty to register and transfer Plaintiff's shares in the Company; 2) the Company violated his statutory right under Rule 144(k) of the Securities Act of 1934 to terminate restrictions to sell his shares; 3) the Company committed common law and statutory fraud; 4) breach of contract under a Bleed Out Agreement; 5) and tortuous interference with Plaintiff's contract to sell 77,300 shares of stock. Plaintiff has alleged actual damages of $2,576,000 plus attorney's fees, and pre-and post-judgment interest.

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

The Company was party to a lawsuit brought by Publicard, Inc. regarding the repayment of $100,000 in notes due to them from the Company. It was the Company's position that although these notes were recorded with interest accruing, the notes should be offset with certain costs incurred by the Company. This lawsuit was settled on February 2, 2001, requiring that the Company repay $90,000 in nine $10,000 monthly installments beginning February 2001. At June 30, 2001, the Company's remaining obligation was $60,000.

The lessor of a portion of the Company's former office space has sued the Company for breach of contract alleging the Company's failure to pay rent. Damages requested are $270,400, plus attorney's fees and costs. The Company brought a counter suit against the lessor for a declaratory action, breach of lease, tortuous interference with an advantageous business relationship, and breach of good faith and fair dealings regarding reletting the property. The Company has accrued an insignificant portion of the lessor's claims in an amount equal to the unpaid lease payments that would have been due under the lease through December 31, 2000. No other amounts have been recorded in the accompanying financial statements for this uncertainty, as management cannot reasonably estimate the ultimate outcome.

The Company is party to a lawsuit brought by Ocala Interventional
Cardiology in the Circuit Court of the Ninth Judicial Circuit in Florida regarding the repayment of $50,000 in notes due to them from the Company. Service of process on the Company was made on April 25, 2001. The Company is defending on the basis of usury.

The Company is party to a lawsuit brought by Andre David Blaquier in the Circuit Court of the Fifth Judicial Circuit in Florida regarding repayment of $30,000 in notes due to him from the Company. Service of process on the Company was made on April 30, 2001. Because of a clerical error, the Company failed to answer and a final judgment was issued by the court. The Company filed a motion for rehearing, relief from judgment and to set aside the final judgment. The motion for rehearing is scheduled for September 26, 2001.

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

     Current Report on Form 8-K dated August 16, 2001

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAPFROG SMART PRODUCTS, INC.

By: /S/ RANDALL SCHRADER

    Randall Schrader, CEO

Date: August 20, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                  Title                      Date

/s/ Randall Schrader       Chief Executive Officer    August 20, 2001
    RANDALL SCHRADER