Form 10QSB
period 2001-09-30
LEAPFROG SMART PRODUCTS INC
filed 2001-12-05
CIK 831669

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the nine months ended SEPTEMBER 30, 2001

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

December 31, 2000--$972,724

As of December 4, 2001:

10,030,845 shares of the issuer's Common Stock were outstanding.

                       ITEM 1. FINANCIAL STATEMENTS

                           FINANCIAL STATEMENTS

The unaudited condensed financial statements of Leapfrog Smart Products, Inc. for the nine months ended September 30, 2001 and 2000 follow. The Financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period represented.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended December 31, 2000.


                       INDEX TO FINANCIAL STATEMENTS
                                 ________


                                                                      Page
                                                                      Number



UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets - September 30, 2001 and
  December 31, 2000                                                   3

Consolidated Condensed Statements of Operations - Quarters
  ended September 30, 2001 and 2000, the Nine Months ended
  September 30, 2001 and 2000, and for the Period April 11, 1996
  (Date of Inception) Through September 30, 2001                      4

Consolidated Condensed Statement of Changes in Stockholders'
  Equity (Deficit) - Nine Months ended September 30, 2001             5

Consolidated Condensed Statements of Cash Flows  - Nine Months
  ended September 30, 2001 and 2000 and for the Period
  April 11, 1996 (Date of Inception)Through September 30, 2001        6

Notes to Consolidated Financial Statements                            7

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)
              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                  ASSETS

                                                   September 30,    December 31,
                                                       2001        2000
                                                       --------    ------------
CURRENT ASSETS
  Cash                                                 $  7,810    $   107,413
  Accounts receivable                                    53,624        113,092
  Inventory                                             107,749        122,382
  Prepaid expenses                                      103,087        172,060
  Notes receivable - related party                        3,400         15,900
  Other receivables                                         642          1,980
                                                       --------     ------------
             TOTAL CURRENT ASSETS                       276,312        532,827

PROPERTY AND EQUIPMENT, NET                             215,140        238,457

OTHER ASSETS
  Related-party advances                                101,964        107,009
  Deposits                                               37,638         38,136
  Capitalized software costs, net of accumulated
    amortization of $36,286 and $24,884                 178,593        169,137
  Costs in excess of fair market value of assets
    acquired, net of accumulated amortization of
    $7,750 and $5,500                                    22,250         24,500
                                                      ---------     ----------
                                                     $  831,897     $1,110,066
                                                      =========     ==========

              LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                           STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Notes payable - current portion                   $ 3,057,435     $1,452,956
  Notes payable - related party                         537,162        355,258
     Deferred Income                                     10,000              -
  Accounts payable                                    1,251,475      1,043,453
  Accrued expenses                                      877,179        212,255
                                                    -----------      ---------
              TOTAL CURRENT LIABILITIES               5,733,251      3,063,922

LONG-TERM NOTES PAYABLE                                  84,310              -
                                                    -----------      ---------
              TOTAL LIABILITIES                       5,817,561      3,063,922

REDEEMABLE CONVERTIBLE PREFERRED STOCK
 7% Series B Convertible - 50,000 and 0
 shares issued and outstanding (redemption
 value - $62,500 on June 15, 2002
 and $100,000 on June 15, 2003)                          53,646             -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - no par value; 30,000,000
  shares authorized; 10,018,845 and 8,977,845
  shares issued and outstanding                      11,200,203    10,488,908
 Convertible preferred stock - no par value
  per share; 10,000,000 shares authorized;
  6% Series A - 125,000 shares issued                   480,000       480,000
  and outstanding
  Series F- (aggregate liquidation preference
  of $19,500), 195 shares issued and outstanding         14,625        14,625
 Deficit accumulated during development stage       (16,734,138)  (12,937,389)
                                                     ----------    ----------
                                                     (5,039,310)   (1,953,856)
                                                     ----------    ----------
                                                      $ 831,897   $ 1,110,066
                                                     ==========    ==========

SEE ACCOMPANYING NOTES

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Cumulative
                                                                               From
                                                                               April 11,
                             Nine         Nine                                 1996
                             Months       Months     Quarter      Quarter      (Inception)
                             Ended        Ended      Ended        Ended        Through
                             Sept. 30,    Sept. 30,  Sept. 30,    Sept. 30,    Sept. 30,
                             2001         2000       2001         2000         2001

REVENUES                     $   716,291  $  802,345 $   136,405  $ 634,605    $  2,569,805
COST OF SALES                    635,520     735,644     130,011    577,215       2,131,754
                             --------------------------------------------------------------
    GROSS PROFIT                  80,771      66,701       6,394     57,390         438,051

OPERATING EXPENSES
 Personnel and related
  expenses                     2,212,091   1,981,589     594,381    751,402       8,826,562
 Consulting fees                 208,465     634,929      50,715    412,021       2,283,579
 General and administrative    1,081,922   1,571,111     224,452    549,666       4,486,776
 Depreciation and
  amortization                    72,571      69,029      29,836     22,160         295,580
                             --------------------------------------------------------------
    TOTAL OPERATING EXPENSES   3,575,049   4,256,658     899,384  1,735,249      15,892,497

OTHER INCOME (EXPENSE)
 Other income, net                12,567      40,966      (3,115)       875          75,001

 Loss on disposal of assets            -           -           -          -         (30,389)
   Equity interest in loss
   of subsidiary                       -           -           -          -        (150,000)
 Interest expense               (315,038)   (312,080)   (127,953)   (60,464)     (1,174,304)
                             ---------------------------------------------------------------
                                (302,471)   (271,114)   (131,068)   (59,589)     (1,279,692)
    NET LOSS                 $(3,796,749) (4,461,071) (1,024,058)(1,737,448)    (16,734,138)

                             ---------------------------------------------------------------

BASIC AND DILUTED NET LOSS
PER COMMON SHARE            $     (0.41)       (0.70)      (0.11)     (0.24)

                             ---------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING     9,259,191    6,388,171   9,767,261  7,265,169


SEE ACCOMPANYING NOTES

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                      STOCKHOLDERS' EQUITY (DEFICIT)

                   NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                      Deficit
                                                                      Accumulated       Total
                            Common Stock         Preferred Stock      During            Stockholders'
                            No Par Value         No Par Value         Development       Equity
                      Shares      Amount       Shares     Amount      Stage             (Deficit)
BALANCE -
DECEMBER 31, 2000     8,977,845   $10,488,908  125,195    $494,625    $(12,937,389)     $(1,953,856)

ISSUANCE OF
COMMON STOCK
AND OPTIONS
FOR SERVICES
AND INTEREST             30,000       186,559        -           -               -          186,559

ISSUANCE OF COMMON
STOCK ON EXERCISE
OF OPTIONS               61,000        15,250        -           -               -           15,250

ISSUANCE OF
COMMON STOCK FOR
CASH                    950,000       513,132        -           -               -          513,132

ACCRETION OF
REDEMPTION VALUE
OF REDEEMABLE
PREFERRED STOCK                        (3,646)                                               (3,646)

NET LOSS                      -             -        -           -      (3,796,749)      (3,796,749)
                     -------------------------------------------------------------------------------
BALANCE - SEPTEMBER
30, 2001             10,018,845   $11,200,203  125,195    $494,625    $(16,734,138)     $(5,039,310)


                     ==============================================================================


SEE ACCOMPANYING NOTES

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Cumulative
                                                                       From
                                                                       April 11,
                                           Nine          Nine          1996
                                           Months        Months        (Inception)
                                           Ended         Ended         Through
                                           Sept. 30,     Sept. 30,     Sept. 30,
                                           2001          2000          2001
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $ (3,796,749) $ (4,461,071) $  (16,734,138)
 Reconciliation
  of net loss to net
  cash used in
  operating
  activities
    Depreciation                                 58,919        55,380         257,175
    Depreciation and amortization
     charged to cost of sales                         -        12,122          38,460
    Amortization                                 13,652        13,650          35,394
    Assets expensed to research and
     development                                      -        28,970          28,968
    Loss on disposal of assets, net                   -        14,775          33,639
    Loss on write-off of related party
     note receivable                                  -             -          17,870
    Gain on write-off of notes payable          (20,000)            -         (20,000)
    Employee compensation for options
     issued below market                              -             -       1,167,580
    Common stock and options issued for
     services and interest                      156,559       981,211       2,159,039
    Discount on issuance of debt               (147,633)            -        (147,633)
    Amortization of discount on debt             57,879             -          57,879
    Cash provided by (used in) change in:
      Accounts receivable                        59,468      (230,704)        (53,624)
      Related party advances                      5,045      (276,046)       (101,964)
      Other receivables                           1,338         6,708            (642)
      Inventory                                  14,633       (16,172)       (107,749)
      Prepaid expenses and other assets          69,471      (133,693)       (140,725)
      Accounts payable                          250,522       540,873       1,342,214
      Accrued expenses                          767,317       136,473       1,047,535
      Deferred income                            10,000             -          10,000
                                             -----------------------------------------
         NET CASH USED IN OPERATING
          ACTIVITIES                         (2,499,579)   (3,327,524)    (11,110,722)

CASH FLOWS FROM INVESTING
ACTIVITIES
 Acquisition of property, plant and
  equipment                                     (35,600)     (107,118)       (573,211)
 Net increase in notes receivable-
  related party                                       -       (13,654)        (63,124)
 Capitalization of software costs               (20,858)      (75,861)       (214,879)
 Proceeds from sale of vehicles                       -             -           8,473
                                             -----------------------------------------
         NET CASH USED IN INVESTING
          ACTIVITIES                            (56,458)     (196,633)       (842,741)

CASH FLOWS FROM FINANCING
ACTIVITIES
 Proceeds from issuance of notes payable      2,000,000       701,902       5,217,768
 Payments on notes payable                     (301,952)     (474,910)     (1,128,927)
 Proceeds from exercise of common stock
  options                                        15,250        21,250         485,120
 Proceeds from sale of common stock             513,131     2,650,588       6,322,049
 Proceeds from sale of preferred stock           50,000       480,000         530,000
 Proceeds from related-party borrowings         190,843       140,000         553,501
 Repayments of related-party borrowings         (10,838)            -         (18,238)
                                              ----------------------------------------
         NET CASH PROVIDED BY FINANCING
          ACTIVITIES                          2,456,434     3,518,830      11,961,273
                                              ----------------------------------------
           NET INCREASE (DECREASE) IN CASH      (99,603)       (5,327)          7,810
CASH AT BEGINNING OF PERIOD                     107,413        18,529               -
                                              ----------------------------------------
CASH AT END OF PERIOD                          $  7,810     $  13,202      $    7,810
                                              =========================================

SEE ACCOMPANYING NOTES

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                Nine Months Ended September 30, 2001 and 2000


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
             (Continued)

Leapfrog owns approximately 95% of the outstanding common stock of Leapfrog Global IC Products, Inc. ("LGIC") and approximately 96% of the outstanding common stock of Conduit Healthcare Solutions, Inc. ("Conduit"). By licensing agreement, LGIC has the rights to all of Leapfrog's technology and distribution rights of its product line outside of North America, except for the territories subsequently granted to Smart Products, International Pte.,
Ltd. ("SPI")    The LGIC agreement expires in 2009, calls for revenue sharing, and may be terminated if certain performance measures are not met. Certain employees and consultants of Leapfrog hold stock options to purchase an aggregate of 10% of LGIC at an exercise price of $11,500. These individuals also have the right to receive additional options to purchase up to an additional 48 % of LGIC for $48,000 if certain performance measures are met. In 2000, LGIC created Leapfrog China, Inc., as a wholly owned subsidiary, for the purpose of pursuing opportunities in China. The SPI license agreement has performance standards and may be terminated by the Company if these standards are not met. Leapfrog's Board of Directors has declared the license in default. Conduit was originally incorporated in 1997 under the name Leapfrog Healthcare Products, Inc. On April 2, 2001, the Company entered into an agreement for the sale of approximately 82% of Conduit. The Company and the purchaser mutually terminated the agreement in September 2001.

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

These unaudited statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and of item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the periods presented have been included. These unaudited statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, which contains audited financial statements and notes thereto, together with Management's Discussion and Analysis, for the years ended December 31, 2000 and 1999. Operating results for the nine-month and three-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

Development Stage Company

Since its inception, the Company's planned principal operations have not yet begun to produce significant revenue; accordingly, the Company is considered to be a development stage enterprise. The Company has elected to expense rather than capitalize most of its development costs.

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

In 2000, the Company entered into a contract with the U.S. General Services Administration (GSA) to supply GSA with hardware and software products related to Smart card technologies and applications. Significant portions of these contracts may be fulfilled by independent dealers (the Dealers) authorized by the Company and GSA. Revenues earned under the GSA contract are recorded by the Company at the gross amount billed to GSA and the corresponding cost of sales are recorded at the amount serviced by the Dealers. Revenues recognized under the GSA contract during the nine- month periods ended September 30, 2001 and 2000 approximated $586,000 and $449,000, respectively. Cost of sales recognized under the GSA contract during the nine-month periods ended September 30, 2001 and 2000 approximated $563,000 and $436,000, respectively.

Net Loss Per Share of Common Stock

The basic and diluted net loss per common share in the accompanying consolidated statements of operations are based upon the net loss after the deduction of preferred dividends and the accretion of the redemption value of redeemable preferred stock divided by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share is the same as basic net loss per common share since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of outstanding stock options and the convertible preferred stock and promissory notes would be anti-dilutive.

NOTE  1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (Continued)

Continued Operations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the three-month periods ended September 30, 2001 and 2000, the Company incurred losses of approximately $1.02 million and $1.74 million, respectively, and had a deficiency in working capital of approximately $5.46 million at September 30, 2001. The Company incurred losses of $3.8 million and $4.5 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. These factors, among others, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments relating to the outcome of this uncertainty.

Liquidity and Plan of Operations

At September 30, 2001, the Company had cash of approximately $8,000 and a deficiency in working capital of $5.46 million.

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

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's primary source of liquidity has been through the private placement of equity and debt securities. The Company has continued its effort to explore possibilities with respect to raising working capital through additional equity and/or debt financings in the near future. Subsequent to September 30, 2001 through December 4, 2001, the Company received proceeds of approximately $295,000 from the issuance of notes payable. During the same period, the Company received $3,000 in net proceeds from the exercise of employee stock options for 12,000 shares.

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

NOTE  1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             (Continued)

Reclassifications

Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.


NOTE 2 -     NOTES PAYABLE

In the first quarter of 2001, the Company issued a note to a shareholder and noteholder for $2 million to be funded in various installments from January
25, 2001 through May 15, 2001. As of September 30, 2001, $2 million had been received. The note is collateralized by the assets of the Company. Interest accrues at 12% and is due and payable quarterly beginning July 1, 2001. The note matures on July 1, 2002. The note or any portion thereof, is convertible into shares of the Company's stock at the rate of $1.00 per share. As part of this financing agreement, the noteholder received an option to purchase up to 1,000,000 shares of the Company's common stock at $1.00 per share through September 30, 2002. These options were valued at $157,000. The value is recorded as a discount on the issuance of debt and will be amortized to interest expense through the due date of the note. The interest expense recognized in the nine months ended September 30, 2001 and the quarter ended September 30, 2001 was $67,000 and $30,000, respectively. Proceeds from the note were used to repay the $200,000 remaining balance on a note that was collateralized by the assets of the Company that was due in January 2000. The holder of this note and a second note in the amount of $100,000 has agreed to accept $1 million in cash with the remaining principal and accrued interest converted into common stock at the rate of $1.00 per share upon the Company's receipt of funds from a private placement transaction. There can be no assurance that the Company will be successful in raising these funds from a private placement transaction.

During the quarter ended September 30, 2001, the Company paid off part of the principal and interest of a $100,000 note with a bank through a series of installments. The note matures on October 1, 2002. The Company also received proceeds of approximately $84,000 from the issuance of a note during the quarter. The interest rate is 8% per annum. Principal and interest are due on the maturity date of the note which is December 31, 2002.

Cash paid for interest during the three months ended September 30, 2001 and 2000 was $1,615 and $17,447, respectively. Cash paid for interest during the nine months ended September 30, 2001 and 2000 was $91,750 and $59,237, respectively.

All notes payable remain past due at September 30, 2001 except for the $100,000 note with a bank, a $100,000 note to a related party which matures on December 31, 2001, and the approximate $84,000 note which was issued during the quarter ended September 30, 2001. The Company is attempting to work with noteholders to extend the due dates or change the terms.

NOTE 3 -      REDEEMABLE CONVERTIBLE PREFERRED STOCK

During the second quarter of 2001, the Company issued an aggregate of 50,000 shares of its Series B Convertible Preferred stock for cash and received proceeds of $50,000. The holders of Series B Convertible Preferred Stock are entitled to cumulative dividends at the rate of 7% per annum. As of September 30, 2001, dividends in arrears total approximately $1,000. Each share is convertible to one share of freely tradable common stock at any time after one year. Holders of the Series B Convertible Preferred Stock have the right to "put" all preferred shares back to the Company on the first anniversary date at $1.25 per share or at $2.00 per share on the second anniversary date. The excess of liquidation value over the carrying value of the Series B convertible redeemable preferred stock is being amortized over the two-year term of the redeemable option. The cumulative amount of accretion as of September 30, 2001 is approximately $3,600. The Series B Convertible Preferred Stock is offered at $50,000 per unit to accredited investors. Each unit subscribed provides for 16,667 options for common stock exercisable at any time for three years at the exercise price of $1.00 per share.

NOTE 4 -     STOCKHOLDERS' EQUITY

     Issuances of Common or Preferred Stock

After the merger, the Company issued 125,000 shares of Series A Convertible Preferred Stock and received net proceeds of $480,000. The holders of the Series A Preferred Shares are entitled to cumulative dividends at the rate of 6% per annum. As of September 30, 2001, dividends in arrears total approximately $46,000. Each share of Series A convertible Preferred Stock is convertible into one share of common stock at the election of the holder thereof. The Company may require mandatory conversion of all, but not less than all, of the Series A Preferred shares on or after the first anniversary of the initial sale if certain stock trading prices are attained or if there is a reorganization of the Company involving an exchange of its common stock for shares of a United States domiciled corporation the shares of which are traded on a national exchange or an the NASDAQ national market system. For as long as at least 50% of the Series A Convertible Preferred shares are outstanding, the holders thereof may elect one board member to the Company's board of directors.

During the nine months ended September 30, 2001, the Company issued an aggregate of 1,011,000 shares of its common stock including shares issued upon the exercise of stock options and received net proceeds of approximately $528,000. During the three months ended September 30, 2001, the Company issued an aggregate of 721,350 shares of its common stock including shares issued upon the exercise of stock options and received net proceeds of approximately $327,000.

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

NOTE 4 -       STOCKHOLDERS' EQUITY
               (CONTINUED)

Warrant

On January 31, 2000 the Company entered into a consulting agreement with the former majority shareholder of Albara. As part of the agreement, this shareholder would receive, after performing certain consultation services, the right to a warrant for 500,000 shares of common stock at $3.50 per share. If the warrant had been issued, it would expire on January 31, 2010. The exercise price of $3.50 is adjusted to $.035 in the event the Company has not closed an equity offering raising an aggregate of at least $2,500,000 by September 29, 2000. The Company is in litigation contesting the failure to provide consideration for the warrant.

NOTE 5 -     LEGAL PROCEEDINGS

The Company is party to several legal proceedings. However, management does not believe the ultimate outcomes to any of these actions will have a material impact to the Company's financial position and there have been no material changes since the end of last quarter in the status of the proceedings.

NOTE 6 -     SUBSEQUENT EVENTS

The Company is in the process of finalizing a private placement with accredited investors. Proceeds of the private placement, if successful, will be used for working capital, debt reduction and to expand sales and marketing in the healthcare and security industries. The Company is also exploring other possibilities with respect to raising working capital through additional equity and/or debt financings in the near future.

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

During the six months ended September 30, 2001, the Company received $2 million in proceeds from the note issued in the first quarter of the year to a shareholder and noteholder. This note was funded in various installments from January 25, 2001 through May 15, 2001. The note is secured by the assets of the Company. Interest accrues at 12% and is due and payable quarterly beginning July 1, 2001. The note matures on July 1, 2002. The note or any portion thereof, is convertible into shares of the Company's stock at the rate of $1.00 per share. As part of this financing agreement, the noteholder received an option to purchase up to 1,000,000 shares of the Company's common stock at $1.00 per share through September 30, 2002.

During the quarter ended September 30, 2001, the Company paid off part of the principal and interest of a $100,000 note with a bank through a series of installments. The note matures on October 1, 2002. The Company also received proceeds of approximately $84,000 from the issuance of a note during the quarter. The interest rate is 8% per annum. Principal and interest are due on the maturity date of the note which is December 31, 2002.

All notes payable remain past due at September 30, 2001 except for the $100,000 note with a bank, the $100,000 note to a related party which matures on December 31, 2001, and the approximate $84,000 note which was issued during the quarter ended September 30, 2001. The Company is attempting to work with noteholders to extend the due dates or change the terms.

For the three months ended September 30, 2001, the Company issued an aggregate of 721,350 shares of its common stock including shares issued upon the exercise of stock options and received net proceeds of approximately $327,000.

For the three months ended September 30, 2000, shares of common stock totaling 1,129,619 were issued for cash of approximately $1.4 million for both the exercise of stock options and the private placements of stock with individuals.

For the period of January 1, 2001 through September 30, 2001, total additional debt of approximately $2.2 million was issued to third parties, 1,011,000 shares of common stock were issued for cash and on the exercise of stock options for approximately $528,000 in net proceeds and 50,000 shares of Series B Convertible Redeemable Preferred Stock were issued for net proceeds of $50,000.

For the period of January 1, 2000 through September 30, 2000, total additional debt of $750,000 was issued to third parties and 1,595,119 shares of restricted common stock were issued for approximately $2.7 million and 125,000 shares of convertible preferred stock were issued for net proceeds of $480,000.

The Company is in the process of finalizing a private placement with accredited investors. Proceeds of the private placement, if successful, will be used for working capital, debt reduction and to expand sales and marketing in the healthcare and security industries.

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

RESULTS OF OPERATIONS

Revenues and Gross Profits:

LEAPFROG is a development stage company with revenues just beginning to be recognized. The Company has elected to expense rather than capitalize most of its development costs. Revenues for the nine months ended September 30, 2001 decreased $86,000 to $716,000 from the $802,000 reported for the nine months ended September 30, 2000. Revenues for the three months ended September 30, 2001 decreased $499,000, from $635,000 to $136,000 compared to the quarter ended September 30, 2000. The decrease in revenues in the third quarter of 2001 was attributable primarily to a decrease in purchases by the U.S. Government made through the Company's GSA contract. Gross margin for the three months ended September 30, 2001 was $6,400 or 4.7% of revenue. This margin can be broken down into the margin on the GSA revenues, which was 4%, and the margin on all other revenues, which was 84%. Gross margin for the nine months ended September 30, 2001 was $81,000 or 11.3% of revenue. This margin can be broken down into the margin on GSA revenues, which was 4%, and the margin on all other revenues, which was 36%. The margins on the GSA contract revenues are lower since the sales are currently being made through the contract using an agent company so the net to the Company is usually 4%. The margins on other revenues have improved as economies of scale have begun to be realized on additional installations of the Company's software solutions.

Total Operating Expenses:

Total operating expenses for the quarter ended September 30, 2001 decreased $836,000 from $1.735 million to $899,000, a 48% decrease compared to the same period in 2000. This decrease is associated with decreases in personnel and related expenses, consulting fees and general and administrative expenses.

Total operating expenses for the nine months ended September 30, 2001 decreased $680,000 from $4.26 million to $3.58 million, a 16% decrease compared to the same period in 2000. This decrease is associated with decreases in consulting fees and general and administrative expenses. This decrease was partially offset by the increase in personnel and related expenses for the nine-month period.

Personnel and related expenses decreased $157,000 or 21% to $594,000 for the quarter ended September 30, 2001 compared to $751,000 for the same period in 2000. This net decrease was primarily due to a reduction in staff in the third quarter of 2001.

Personnel and related expenses increased $230,000 or 11.6% to $2.21 million for the nine months ended September 30, 2001 compared to $1.98 million for the same period in 2000. This net increase was due to a higher average number of staff, increased salaries and compensation expense recognized from the exercise of stock options compared to the same period of 2000.

Consulting fees decreased by $361,000 from the $412,000 incurred for the quarter ended September 30, 2000 to $51,000 for the quarter ended September 30, 2001. Consulting fees decreased by $427,000 from the $635,000 incurred for the nine months ended September 30, 2000 to $208,000 for the nine months ended September 30, 2001. The expenses in 2000 related primarily to fees paid to individuals and companies that assisted the Company in identifying potential contract opportunities and recruiting distributors and value added resellers. Additionally, the consulting fees also consisted of amounts paid for services in maintaining a public market presence. In 2001, the Company outsourced less of these services to consultants.

General and administrative expenses decreased to $224,000 for the quarter ended September 30, 2001 from $550,000 for the same period in 2000. This $326,000 or 59% decrease was due in part to decreased legal and other professional costs, trade show expenses and travel expenses.

General and administrative expenses decreased to $1.08 million for the nine months ended September 30, 2001 from $1.57 million for the same period in 2000. This $490,000 or 31% decrease was due in part to decreased legal and other professional costs and travel expenses.

Depreciation and amortization expenses increased by $8,000 or 36% to $30,000 for the quarter ended September 30, 2001 compared to $22,000 for the same period in 2000. Depreciation and amortization expenses increased by $4,000 or 5.8% to $73,000 for the nine months ended September 30, 2001 compared to $69,000 for the same period in 2000. Assets purchases have been close to the amount of assets disposed of and becoming fully depreciated accounting for the stable depreciation expense.

Other income and expense:

Interest expense for the quarter ended September 30, 2001 increased $68,000 from $60,000 to $128,000 when compared to the same period in 2000. This increase was due primarily to the increase in notes payable balances.
Interest expense for the nine months ended September 30, 2001 increased $3,000 from $312,000 to $315,000 when compared to the same period in 2000.

In the first quarter of 2001, the Company issued a note to a shareholder and noteholder for $2 million to be funded in various installments from January 25 through May 15, 2001. As part of this financing agreement, the noteholder received an option to purchase up to 1,000,000 shares of the Company's common stock at $1.00 per share through September 30, 2002. These options were valued at $157,000. The value is recorded as a discount on the issuance of debt and will be amortized to interest expense through the maturity date of the note which is July 1, 2002. The interest expense recognized in the nine months ended September 30, 2001 and the quarter ended September 30, 2001 was $67,000 and $30,000, respectively.

In January of 2000, $550,000 in debentures were issued with 75,000 shares of common stock issued as an incentive to enter into these agreements. These shares resulted in $56,250 in interest expense being recorded. Also, included in interest expense was $55,000 attributable to the value of the stock options issued with the $100,000 related party note on April 28, 2000.

Net loss:

The net loss for the quarter ended September 30, 2001 decreased by $720,000 from $1.74 million to $1.02 million, a 41% decrease compared to the quarter ended September 30, 2000. Net loss per share of common stock decreased from $.24 per share in 2000 to $.11 in 2001. This decrease is due to the decrease in losses realized and to the increase in the weighted average number of common shares outstanding from 7,265,169 for the quarter ended September 30, 2000 to 9,767,261 for the quarter ended September 30, 2001.

The net loss for the nine months ended September 30, 2001 decreased by $660,000 from $4.46 million to $3.8 million, a 15% decrease compared to the nine months ended September 30, 2000. Net loss per share of common stock decreased from $.70 per share in the first nine months of 2000 to $.41 in the same period for 2001. This decrease is due to the decrease in losses realized and to the increase in the weighted average number of common shares outstanding from 6,388,171 for the nine months ended September 30, 2000 to 9,259,191 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities decreased $800,000 from $3.3 million for the nine months ended September 30, 2000 to $2.5 million for the nine months ended September 30, 2001. The decrease is primarily due to lower net loss, lower receivables and lower prepaid expenses offset by the common stock and stock options issued for services and interest and the increase in accounts payable and accrued expenses.

Net cash used for investing activities decreased from $197,000 in the first nine months of 2000 compared to $56,000 in the same period of 2001. The decrease was primarily due to less fixed assets acquisitions.

Net cash provided by financing activities decreased $1.06 million from $3.52 million for the nine months ended September 30, 2000 to $2.46 million for the nine months ended September 30, 2001. Financing activities during the first nine months of 2001 consisted primarily of the issuance of notes payable of approximately $2.2 million that was partially used to pay down debt by $313,000. The Company also received proceeds of $578,000 from issuing common and preferred stock. Financing activities during the first nine months of 2000 included the issuance of common and preferred stock providing $3.2 million in the aggregate and the issuance of notes payable and related-party borrowings, which provided $842,000 offset by $475,000 in repayments of existing notes payable.

In the past, LEAPFROG's Management has been successful in attracting accredited investors who have purchased newly issued common stock. However, there can be no assurance that the Company will be able to obtain additional equity financing on similar terms in the future. Over the past three years much of LEAPFROG's debt financing has been short-term notes payable. These notes can only be repaid if the Company successfully generates significant revenues or raises additional equity or debt financing. In addition to the cash requirement associated with repaying these notes, LEAPFROG will not be able to mount an effective national marketing campaign for its products without an additional infusion of capital. There can be no assurance that any additional funds will be available to the Company to allow it to repay its outstanding debt and to cover the expenses associated with executing its sales and marketing plan.

Y2K COMPLIANCE

LEAPFROG concluded its efforts concerning its exposure relative to year 2000 issues for both information and non-information technology systems. Management actively monitors the status of the readiness program of the Company. LEAPFROG's out of pocket costs associated with becoming Year 2000 compliant were not significant. These costs were expensed as incurred, and the Company does not anticipate any additional material expenditure as a result of Year 2000 issues. Based on operations since January 1, 2000, including the leap year date of February 29, 2000, the Company has not experienced any significant disruption or change, and does not expect any significant impact to its ongoing business a result of the Year 2000 issue. Additionally, the Company is not aware of any significant Year 2000 issues or problems that have arisen for its significant customers, vendors or service providers. As there can be no assurance that the

Company's efforts to achieve Year 2000 readiness have been completely successful or that customers, vendors and service providers will not experience Year 2000 related failures in the future, the Company will continue to monitor its exposure to Year 2000 issues and will leave its contingency plans in place in the event that any significant Year 2000 related issues arise.


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

As part of the Consulting Agreement with Provencher, after services are rendered, a warrant would be issued for the right to purchase 500,000 shares of common stock at $3.50 per share on or after April 30, 2000. If the warrant had been issued, it would expire on January 31, 2010. The exercise price of $3.50 is adjusted to $0.035 in the event the Company has not closed an equity offering raising an aggregate of at least $2.5 million by July 16, 2000. Although Provencher has not attempted to exercise the warrant, as part of the lawsuit the Company is attempting to have the warrant declared null and void due to the alleged non-performance under the Consulting Agreement.

Discovery is underway in the case. We are unable to determine the likelihood of an unfavorable outcome in this case nor are we able to estimate the potential loss to the Corporation at this time. Accordingly, the financial statements include no provision or liability related to the ultimate outcome of this matter.

The lessor of a portion of the Company's former office space has sued the Company for breach of contract alleging the Company's failure to pay rent. Damages requested are approximately $70,000 plus attorney's fees and costs. The Company brought a counter suit against the lessor for a declaratory action, breach of lease, tortuous interference with an advantageous business relationship, and breach of good faith and fair dealings regarding reletting the property. The Company has accrued an insignificant portion of the lessor's claims in an amount equal to the unpaid lease payments that would have been due under the lease through December 31, 2000. No other amounts have been recorded in the accompanying financial statements for this uncertainty, as management cannot reasonably estimate the ultimate outcome.

The Company is party to a lawsuit brought by Andre David Blaquier in the Circuit Court of the Fifth Judicial Circuit in Florida regarding repayment of $30,000 in notes plus interest due to him from the Company.

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

#     previously filed with the Company's Definitive Information Statement on
      Schedule 14C on January 18, 2000.

## previously filed with the Company's Registration Statement on Form S-8 on February 29, 2000

###     previously filed with the Company's Form 8-K dated March 8, 2000

####     previously filed with the Company's Form 8-K dated March 17, 2000


    (b)  REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the third quarter of the 2001 fiscal year:

     Current Report on Form 8-K dated August 16, 2001

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LEAPFROG SMART PRODUCTS, INC.

By: /s/ Randolph Tucker
        Randolph Tucker, Chairman

Date: December 4, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                    Title                    Date

/s/ Randolph Tucker          Chairman                 December 4, 2001

    Randolph Tucker