Form 10QSB/A
period 2001-09-30
LEAPFROG SMART PRODUCTS INC
filed 2001-12-06
CIK 831669

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                              Amendment No. 1
                                FORM 10-QSB

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

                       ITEM 1. FINANCIAL STATEMENTS

                           FINANCIAL STATEMENTS

The unaudited condensed financial statements of Leapfrog Smart Products, Inc. for the nine and three months periods ended September 30, 2001 and 2000 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period represented.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-KSB for the year ended December 31, 2000.


                       INDEX TO FINANCIAL STATEMENTS
                                 ________


                                                                      Page
                                                                      Number



UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets - September 30, 2001 and
  December 31, 2000                                                   3

Condensed Consolidated Statements of Operations - Nine Months
  ended September 30, 2001 and 2000, Quarters ended
  September 30, 2001 and 2000, and for the Period April 11, 1996
  (Date of Inception) Through September 30, 2001                      4

Condensed Consolidated Statement of Changes in Stockholders'
  Equity (Deficit) - Nine Months ended September 30, 2001             5

Condensed Consolidated Statements of Cash Flows  - Nine Months
  ended September 30, 2001 and 2000 and for the Period
  April 11, 1996 (Date of Inception)Through September 30, 2001        6

Notes to Consolidated Financial Statements                            7

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


SEE ACCOMPANYING NOTES

            LEAPFROG  SMART  PRODUCTS,  INC.  AND  SUBSIDIARIES
                       (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                      STOCKHOLDERS' EQUITY (DEFICIT)

                   NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                      Deficit
                                                 Convertible          Accumulated       Total
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

During the six months ended June 30, 2001, the Company received $2 million in proceeds from the note issued in the first quarter of the year to a shareholder and noteholder. This note was funded in various installments from January 25, 2001 through May 15, 2001. The note is secured by the assets of the Company. Interest accrues at 12% and is due and payable quarterly beginning July 1, 2001. The note matures on July 1, 2002. The note or any portion thereof, is convertible into shares of the Company's stock at the rate of $1.00 per share. As part of this financing agreement, the noteholder received an option to purchase up to 1,000,000 shares of the Company's common stock at $1.00 per share through September 30, 2002.

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